Form 10QSB
period 2007-04-30
Hybrook Resources Corp.
filed 2007-05-29
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-142350

Hybrook Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	02-0789714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401-1917 West 4th Ave., Vancouver, BC Canada V6T 1M7
(Address of principal executive offices)

778-232-8833
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,685,000 common shares as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheets as of April 30, 2007 and January 31, 2007(unaudited)
F-2	Interim Consolidated Statements of Operations for the three months ended April 30, 2007 and for the period ended October 31, 2006 (date of inception) to April 30, 2007 (unaudited)
F-3	Interim Consolidated Statements of Cash Flows for the three months ended April 30, 2007 and for the period ended October 31, 2006 (date of inception) to April 30, 2007 (unaudited)
F-4	Interim Statement of Stockholders’ Equity for the period ended October 31, 2006 (date of inception) to April 30, 2007 (unaudited)
F-5	Notes to Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

HYBROOK RESOURCES CORP
(A Pre-Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
April 30, 2007 and January 31, 2007
(Stated in US Dollars)
(Unaudited)

	April 30, 2007	January 31, 2007
ASSET
Current
Cash	$84,356	$108,054

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,267	$20,364
Due to related party - Note 3	22	22
	13,289	20,386

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 4 90,000,000shares authorized 9,685,000shares issued (January 31, 2007, - 9,685,000shares issued)	9,685	9,685
Additional paid in capital	98,109	98,109
Deficit accumulated during the development stage	(36,727)	(20,126)
	71,067	87,668
	$84,356	$108,054

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three month period ended April 30, 2007and
for the period October 31, 2006 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended April 30, 2007	October 31, 2006 (Date of Inception) to April 30, 2007

Expenses
Accounting and audit fees	$5,603	$14,103
Bank charges	159	200
Foreign exchange loss	-	5,517
Legal fees	4,389	10,457
Management fees	1,000	1,000
Mineral property option payments - Note 5	1,720	1,720
Mineral property exploration expenses	2,735	2,735
Transfer and filing fees	995	995

Net loss for the period	$(16,601)	$(36,727)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,685,000

Comparative results for the three month period ended April 30, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three month period ended April 30, 2007and
for the period October 31, 2006 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended April 30, 2007	October 31, 2006 (Date of Inception) to April 30, 2007

Cash Flows used in Operating Activities
Net loss for the period	$(16,601)	$(36,727)
Change in non-cash working capital item related to operations:
Accounts payable and accrued liabilities	(7,097)	13,267

Net cash used in operating activities	(23,698)	(23,460)

Cash Flows from Financing Activities
Capital stock issued	-	107,794
Due to related party	-	22

Net cash provided by financing activities	-	107,816

Increase (decrease) in cash during the period	(23,698)	84,356

Cash, beginning of the period	108,054	-

Cash, end of the period	$84,356	$84,356

Comparative results for the three month period ended April 30, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP.
(A Pre-Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 31, 2006 (Date of Inception) to April 30, 2007
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Deficit Accumulated During the Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash - at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
- at $0.0014	4,185,000	4,185	54,405	-	58,590
Less: finder’s fee	-	-	(5,796)	-	(5,796)
Net loss for the period	-	-	-	(20,126)	(20,126)

Balance, January 31, 2007	9,685,000	9,685	98,109	(20,126)	87,668
Net loss for the period	-	-	-	(16,601)	(16,601)

Balance, April 30, 2007	9,685,000	$9,685	$98,109	$(36,727)	$71,067

SEE ACCOMPANYING NOTES

 HYBROOK RESOURCES CORP
(A Pre-Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the period ended January 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the period ended January 31, 2007, has been omitted. The results of operations for the three-month period ended April 30, 2007 are not necessarily indicative of results for the entire year ending January 31, 2008.

Note 2	Nature of Operations

The Company was incorporated in the state of Nevada, United States of America on October 31, 2006. The Company was formed for the purpose of acquiring exploration and development stage mineral properties. The Company’s year end is January 31. On December 7, 2006, the Company incorporated a wholly-owned subsidiary, HRE Exploration Ltd. (a BC corporation) (“HRE”).

Note 3	Related Party Transactions - Note 4

The amount due to related party is due to the Company’s director and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4	Common Stock

During the period ended January 31, 2007, the Company issued to its director 5,500,000 common shares at $0.01 for proceeds of $55,000.

Hybrook Resources Corp.
(A Pre-Exploration Stage Company)
Notes to the Interim Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Commitment

On April 4, 2007, HRE entered into a property option agreement whereby HRE was granted an option to earn up to an 85% interest in one mineral claim located in the New Westminster Mining Division of British Columbia. Consideration for the option is cash payments totalling $19,736 (CDN$22,000) and exploration expenditures of $295,469 (CDN$328,000) as follows:

i)	Cash payments:

–  $1,720 (CDN$2,000) upon execution of the Option agreement; (paid)

–  $18,016 (CDN$20,000) on or before March 31, 2009;

ii)
Aggregate exploration expenditures of $12,000 (CDN$14,000) on or before March 31, 2008, (paid subsequently) $25,223 (CDN$28,000) in aggregate on or before March 31, 2009, $115,305 (CDN$128,000) in aggregate on or before March 31, 2010 and $295,469 (CDN$328,000) in aggregate on or before December 31, 2011.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are in the business of mineral exploration and own the rights to explore property on which no minerals have yet been discovered. On April 4, 2007, we entered into a Property Option Agreement and paid approximately $1,720 to acquire an option to purchase an 85% interest in the Nor 1 Mineral Claim. We refer to the Nor 1 Mineral Claim as the Nor Claim. We do not have any ownership interest in the property that is covered by the Nor claim. This mineral claim consists of single tenures comprising a total of 25 cells. A cell is a measurement for the area of a mineral claim. A cell in our optioned mineral claim area is roughly square and encloses approximately 50 acres. Our 25 cell mineral claim option covers an area of approximately 1,301 acres or approximately 2.03 square miles. Our option on this property is currently unexercised.

Under the terms of the Property Option Agreement, we will be able to exercise our option if we make aggregate payments of $19,736 to the optionor on or before March 31, 2009 and an additional $295,469 in aggregate exploration expenses on or before March 31, 2011. We can exercise our option at any time prior to March 31, 2011 if we pay $19,736 to the optionor and incur $295,469 in exploration expenses on the Nor mineral claim. We will either satisfy the payment terms of the Property Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement. If we are in default of the Property Option Agreement, the optionor can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default. Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

We acquired the Nor mineral claim option based upon a geological report prepared by Mr. Barry J. Price, BSc., P. Geo. of B.J. Price Geological Consultants Inc. The Property Option Agreement was entered into by our wholly-owned subsidiary, HRE Exploration Ltd. We refer to our subsidiary as HRE. The owner of the Nor mineral claim is Mr. William A. Howell, and Mr. Howell is the operator of the mineral claim. In order to keep the Nor mineral claim in good standing with the Province of British Columbia, the Province of British Columbia requires that before the expiry dates of the mineral claim that exploration work on the mineral claim valued at an amount stipulated by the government be completed together with the payment of a filing fee or payment to the Province of British Columbia in lieu of completing exploration work. William A. Howell, in his capacity as the property owner is responsible for filing all reports and information with the B.C. Mineral Titles Branch for the purpose of extending the expiry dates of the mineral claim. If we exercise our option, the payment of $19,736 to the optionor, Mr. William A. Howell, will not result in an extension of the expiry dates because that amount is a personal fee charged by Mr. Howell. Incurring $295,469 in exploration expenses will result in an extension of the expiry dates of the mineral claim for the maximum of 10 additional years provided that a report and annual filing fee not exceeding $210 is remitted to the Province of British Columbia. In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claim can be extended on an annual basis into perpetuity for a maximum of only 1 additional year.

The Nor mineral claim is located approximately 15 miles north-east of the city of Mission which is located in the Fraser River valley in southwestern British Columbia. We expended approximately $4,400 in connection with our acquisition of an option on the Nor mineral claim.

Under the terms of the Property Option Agreement, William A. Howell will act as the operator and will oversee the initial phases of the mineral exploration project conducted on the Nor mineral claim. The Property Option Agreement obligates us to incur exploration expenditures of $12,000 on the first phase exploration program, which must be completed prior to March 31, 2008. In the event that we do not exercise our option, we will have no interest in the Nor mineral claim and will not be entitled to receive back any of the monies spent to maintain the option.

We have not commenced our planned exploration program, but anticipate that we will commence the first phase of our exploration program in June 2007. Prior to acquiring our option on the Nor mineral claim, we incorporated a wholly-owned subsidiary, HRE Exploration Ltd., a British Columbia corporation. Our subsidiary, which we refer to as HRE, was formed for the purpose of carrying out our mineral exploration program.

Plan of Operations

Our business plan is to proceed with the exploration of the Nor mineral claim to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold, silver or other metals. We have not embarked upon the initial phase of the exploration program recommended by our consulting geologist. The initial phase of the recommended geological exploration program will cost approximately $12,000. We have formed a wholly owned subsidiary, HRE Exploration Ltd., a British Columbia corporation, which we refer to as HRE. This entity was formed for the purpose of conducting our mineral exploration program on our behalf.

We had $71,067 in working capital as of April 30, 2007. Accordingly, we have sufficient cash reserves to proceed with our first and second year mineral exploration program. The anticipated cost of the initial phase of the exploration program is $12,000. We have not commenced the field work phase of our initial exploration program. To date, we have not advanced funds to Mr. William Howell for its services our operator on the Nor mineral claim. Once we receive results of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with the initiation of our second year mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the first year exploration phase are sufficiently positive to enable us to proceed.

In the event the results of our first year exploration program prove not to be sufficiently positive to proceed with a further exploration on the Nor mineral claim, we intend identify and evaluate other business opportunities or acquisitions which management believes to be in the best interest of our company. Presently, we have not given any consideration to any opportunities or additional acquisitions because we have not commenced the field work phase of our initial exploration program.

In the event our second year mineral exploration program is undertaken, it would likely commence in the spring of 2008 and we would expect our consulting geologist’s report to be available by the end of August 2008. The second year exploration program will initially involve a continuation of the initial phase work which will cost approximately $12,000. As a result, the first portion first and second years of the exploration program could be undertaken without the need for us to raise additional funding.

In order to complete the third year exploration program we will incur costs of approximately $86,000 which will require us to raise additional funding. In the event our board of directors, in consultation with our independent consulting geologist, chooses to complete the third year mineral exploration program in the spring of 2009, we will require additional financing. The third year of our exploration program must be completed prior to March 31, 2010. The objective of the third year exploration program is to identify areas that have a strong likelihood of hosting mineral deposits that can be further explored using geophysical methods. A fourth year exploration program, if undertaken, would likely commence in the spring of 2010 and must be completed prior to March 31, 2011. This program would likely entail Diamond Drilling program.

In the event we incur mineral exploration expenses beyond the first and second years of our mineral exploration program, we will need to raise the entire amount of the exploration program along with additional funds to meet ongoing working capital needs.

Upon the completion of the first four years of exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

During this exploration stage Mr. Scott, our President, will only be devoting approximately five to ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more business time of Mr. Scott such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We currently have no specific plans to raise additional capital because the necessity of raising additional capital will be based upon the results of the first and second years of our exploration program. Our management intends to formulate plans regarding the necessity of securing additional funding following our receipt of the results of the first two years of the exploration program. In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

$12,000 in connection with the completion of the initial phase of our recommended geological work program

$35,830 for operating expenses. Of this amount we plan to spend approximately $25,000 on general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934 and approximately $10,830 relating to working capital. We have allocated this $10,830 of working capital to a payment to our consulting geologist with respect to the preparation of the Nor geological report, and an interim geological report to be presented upon the completion of our phase 1 exploration program, an option payment to Mr. William A. Howell the owner of the Nor mineral property, and to office services to be provided by Halkatt Management Ltd.

The following table is a summary of the various costs and fees we anticipate that we will incur through 2010 to implement the exploration of the Nor mineral claim:

Prior to March 31	2008	2009	2010	2011
Exploration expenses	$12,000	$12,000	$86,000	$172,000
Option Costs	$1,700	-	$17,200	-
Legal and Accounting fees	$25,000	$15,000	$15,000	$15,000
Payments for administrative services	$6,000	$12,000	$12,000	$12,000
Payments to consulting geologist	$3,130	-	$4,300	$6,700
Total	$47,830	$39,000	$134,500	$205,700

We had working capital in the amount of $71,067 as of April 30, 2007. Our total expenditures through the period ending March 31, 2008 are anticipated to be approximately $47,400. If we proceed with the second year of our exploration program in 2008, we will have sufficient working capital to finance our second year of operations. In the event we determined to complete the third or fourth year of our exploration program, we will need to raise additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, after the next twelve months, we will need to obtain additional financing for any new significant operational or exploratory expenses.

Off Balance Sheet Arrangements

As of April 30, 2007, there were no off balance sheet arrangements.

Results of Operations for Period Ending April 30, 2007

We did not earn any revenues from inception through the period ending April 30, 2007. We do not anticipate earning revenues until such time that we exercise our option and have entered into commercial production of the Nor mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Nor mineral property, or if such resources are discovered, that we will enter into commercial production.

We incurred net operating expenses in the amount of $16,601 for the three months ended April 30, 2007 and $36,727 from our inception on October 31, 2007 to April 30, 2007. Our operating expenses incurred for the three months ended April 30, 2007 included $5,603 for accounting and audit fees, $4,389 in legal fees, and mineral property exploration payments of $2,735. Our operating expenses incurred from our inception on October 31, 2007 to April 30, 2007 included $14,103 for accounting and audit fees, $10,457 in legal fees, and a foreign exchange loss of $5,517. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees that we will incur in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $84,356 and working capital of $71,067 as of April 30, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Pre-exploration Stage Company

We comply with the Statement of Financial Accounting Standards (“FAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and The Securities and Exchange Commission Act Guide 7 for its characterization of us as pre-exploration stage.

Mineral Property

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Recently Issued Accounting Pronouncements

Management does not believe that there are any recently issued accounting pronouncements but not yet effective accounting standards that could have a material effect on the accompanying financial statements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Les D. Scott. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2007, the registration statement filed on Form SB-2 (Commission file number 333-142350) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3,105,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Property Option Agreement between HRE Exploration Ltd., and Mr. William A. Howell (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed on April 25, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hybrook Resources Corp.

Date:	May 25, 2007

By: /s/ Les D. Scott Les D. Scott Title: Chief Executive Officer and Director