Form 10QSB
period 2007-07-31
Hybrook Resources Corp.
filed 2007-09-05
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,685,000 common shares as of July 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Interim Consolidated Balance Sheets as of July 31, 2007 and January 31, 2007(unaudited);

F-2	Interim Consolidated Statements of Operations for the three and six months ended July 31, 2007 and for the period from October 31, 2006 (date of inception) to July 31, 2007 (unaudited);

F-3	Interim Consolidated Statements of Cash Flows for the six months ended July 31, 2007 and for the period from October 31, 2006 (date of inception) to July 31, 2007 (unaudited);

F-4	Interim Consolidated Statement of Stockholders’ Equity for the period from October 31, 2006 (date of inception) to July 31, 2007 (unaudited); and

F-5	Notes to Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
July 31, 2007 and January 31, 2007
(Stated in US Dollars)
(Unaudited)

ASSET	July 31, 2007	January 31, 2007

Current
Cash	$52,546	$108,054
Exploration advances - Note 5	11,914	-

	$64,460	$108,054

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,463	$20,364
Due to related party - Note 3	22	22

	4,485	20,386

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding Common stock, $0.001 par value - Note 4 90,000,000shares authorized 9,685,000 shares issued (January 31, 2007, - 9,685,000 shares issued)	9,685	9,685
Additional paid in capital	98,109	98,109
Deficit accumulated during the pre-exploration stage	(47,819)	(20,126)

	59,975	87,668

	$64,460	$108,054

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended July 31, 2007 and
for the period October 31, 2006 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

	Six Months Ended July 31, 2007	Three Months Ended July 31, 2007	October 31, 2006 (Date of Inception) to July 31, 2007
Expenses
Accounting and audit fees	$9,154	$3,551	$17,654
Bank charges	190	31	231
Foreign exchange loss	-	-	5,517
Legal fees	8,198	3,809	14,266
Management fees	4,000	3,000	4,000
Mineral property option payments - Note 5	1,720	-	1,720
Mineral property exploration expenses	2,821	86	2,821
Transfer agent and filing fees	1,610	615	1,610

Net loss for the period	$(27,693)	$(11,092)	$(47,819)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,685,000	9,685,000

Comparative results for the six month period and the three month period ended July 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month period ended July 31, 2007 and
for the period October 31, 2006 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

	Six Months Ended July 31, 2007	October 31, 2006 (Date of Inception) to July 31, 2007

Cash Flows used in Operating Activities
Net loss for the period	$(27,693)	$(47,819)
Change in non-cash working capital item related to operations:
Exploration advances	(11,914)	(11,914)
Accounts payable and accrued liabilities	(15,901)	4,463

Net cash used in operating activities	(55,508)	(55,270)

Cash Flows from Financing Activities
Capital stock issued	-	107,794
Due to related party	-	22

Net cash provided by financing activities	-	107,816

Increase (decrease) in cash during the period	(55,508)	52,546

Cash, beginning of the period	108,054	-

Cash, end of the period	$52,546	$52,546

Comparative results for the six month period ended July 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 31, 2006 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Total
	Number	Par Value

Capital stock issued for cash - at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
- at $0.0014	4,185,000	4,185	54,405	-	58,590
Less: finder’s fee	-	-	(5,796)	-	(5,796)
Net loss for the period	-	-	-	(20,126)	(20,126)

Balance, January 31, 2007	9,685,000	9,685	98,109	(20,126)	87,668
Net loss for the period	-	-	-	(27,693)	(27,693)

Balance, July 31, 2007	9,685,000	$9,685	$98,109	$(47,819)	$59,975

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1  Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the period ended January 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the period ended January 31, 2007, has been omitted. The results of operations for the six-month period ended July 31, 2007 are not necessarily indicative of results for the entire year ending January 31, 2008.

Note 2  Nature and Continuance of Operations

The Company was incorporated in the state of Nevada, United States of America on October 31, 2006. The Company was formed for the purpose of acquiring exploration and development stage mineral properties. The Company’s year end is January 31. On December 7, 2006, the Company incorporated a wholly-owned subsidiary, HRE Exploration Ltd. (a BC corporation) (“HRE”).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $47,819 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3  Related Party Transactions - Note 4

The amount due to related party is due to the Company’s director and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4  Common Stock

During the period ended January 31, 2007, the Company issued to its director 5,500,000 common shares at $0.01 for proceeds of $55,000.

Note 5  Commitment

On April 4, 2007, HRE entered into a property option agreement whereby HRE was granted an option to earn up to an 85% interest in one mineral claim located in the New Westminster Mining Division of British Columbia. Consideration for the option is cash payments totalling $20,622 (CDN$22,000) and exploration expenditures of $307,462 (CDN$328,000) as follows:

i)	Cash payments:
– $1,720 (CDN$2,000) upon execution of the Option agreement; (paid)
– $18,748 (CDN$20,000) on or before March 31, 2009;

ii)
Aggregate exploration expenditures of $12,000 (CDN$14,000) on or before March 31, 2008, (advanced to operator) $26,247 (CDN$28,000) in aggregate on or before March 31, 2009, $119,985 (CDN$128,000) in aggregate on or before March 31, 2010 and $307,462 (CDN$328,000) in aggregate on or before March 31, 2011.

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

Under the terms of the Property Option Agreement, we will be able to exercise our option if we make aggregate payments of $20,622 to the optionor on or before March 31, 2009 and expend an additional $307,462 in aggregate exploration expenses on or before March 31, 2011. We can exercise our option at any time prior to March 31, 2011 if we pay $20,622 to the optionor and incur $307,462 in exploration expenses on the Nor Claim. We will either satisfy the payment terms of the Property Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement. If we are in default of the Property Option Agreement, the optionor can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default. Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

We acquired the Nor Claim option based upon a geological report prepared by Mr. Barry J. Price, BSc., P. Geo. of B.J. Price Geological Consultants Inc. The Property Option Agreement was entered into by our wholly-owned subsidiary, HRE Exploration Ltd. We refer to our subsidiary as HRE. The owner of the Nor Claim is Mr. William A. Howell, and Mr. Howell is the operator of the mineral claim. In order to keep the Claim in good standing with the Province of British Columbia, the Province of British Columbia requires that before the expiry dates of the mineral claim that exploration work on the mineral claim valued at an amount stipulated by the government be completed together with the payment of a filing fee or payment to the Province of British Columbia in lieu of completing exploration work. William A. Howell, in his capacity as the property owner is responsible for filing all reports and information with the B.C. Mineral Titles Branch for the purpose of extending the expiry dates of the mineral claim. If we exercise our option, the payment of $20,622 to the optionor, Mr. William A. Howell, will not result in an extension of the expiry dates because that amount is a personal fee charged by Mr. Howell. Incurring $307,462 in exploration expenses will result in an extension of the expiry dates of the mineral claim for the maximum of 10 additional years provided that a report and annual filing fee not exceeding $210 is remitted to the Province of British Columbia. In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claim can be extended on an annual basis into perpetuity for a maximum of only 1 additional year.

The Nor Claim is located approximately 15 miles north-east of the city of Mission which is located in the Fraser River valley in southwestern British Columbia. We expended approximately $4,400 in connection with our acquisition of an option on the Nor mineral claim.

Under the terms of the Property Option Agreement, William A. Howell will act as the operator and will oversee the initial phases of the mineral exploration project conducted on the Nor mineral claim. The Property Option Agreement obligates us to incur exploration expenditures of $12,000 on the first phase exploration program, which must be completed prior to March 31, 2008. In the event that we do not exercise our option, we will have no interest in the Nor Claim and will not be entitled to receive back any of the monies spent to maintain the option.

We have commenced the first phase of our planned exploration program, but have not yet completed the first phase or collected enough data for our consulting geologist to draw any conclusions or make any recommendations. Prior to acquiring our option on the Nor Claim, we incorporated a wholly-owned subsidiary, HRE Exploration Ltd., a British Columbia corporation. Our subsidiary, which we refer to as HRE, was formed for the purpose of carrying out our mineral exploration program.

Plan of Operations

Our business plan is to proceed with the exploration of the Nor Claim to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold, silver or other metals.

We had $59,975 in working capital as of July 31, 2007. Accordingly, we have sufficient cash reserves to proceed with our first phase mineral exploration program. The anticipated cost of the initial phase of the exploration program is $12,000. We have commenced the field work phase of our initial exploration program, but no results are yet available. To date, we have advanced funds in the amount of $12,000 to Mr. William Howell against which he draws for his services as our operator and expenses incurred on the Nor Claim. Once we receive results of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with the initiation of our second phase mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the first exploration phase are sufficiently positive to enable us to proceed.

In the event the results of our first phase exploration program prove not to be sufficiently positive to proceed with a further exploration on the Nor Claim, we intend to identify and evaluate other business opportunities or acquisitions which management believes to be in the best interest of our company. Presently, we have not given any consideration to any opportunities or additional acquisitions because we have not completed the field work phase of our initial exploration program.

In the event our second phase mineral exploration program is undertaken, it would likely commence in the spring of 2008 and we would expect our consulting geologist’s report to be available by the end of August 2008. The second phase exploration program will initially involve a continuation of the initial phase work, and will cost approximately $12,000. Because of additional business costs, such as legal, accounting, and management expenses, we expect our first phase expenses, which include all expenditures made between April 1, 2007 and March 31, 2008, to be $47,830. Similarly, we expect our second phase expenses, which will include all expenditures made between April 1, 2008 and March 31, 2009, to be $39,000. As a result, the first phase of the exploration program could be undertaken without the need for us to raise additional funding.

In order to complete the second and third phase year exploration programs, however, we will incur costs of approximately $12,000 and $86,000 respectively in exploration expenses and $39,000 and $134,500 in total costs. This will require us to raise additional funding. In the event our board of directors, in consultation with our independent consulting geologist, chooses to complete the second phase mineral exploration program and commence the third phase mineral exploration program in the spring of 2009, we will require additional financing. The third phase of our exploration program must be completed prior to March 31, 2010. The objective of the third phase exploration program is to identify areas that have a strong likelihood of hosting mineral deposits that can be further explored using geophysical methods. A fourth phase exploration program, if undertaken, would likely commence in the spring of 2010 and must be completed prior to March 31, 2011. This program would likely entail a Diamond Drilling program.

In the event we incur mineral exploration expenses beyond the first phase of our mineral exploration program, we will need to raise the entire amount of the exploration program along with additional funds to meet ongoing working capital needs.

Upon the completion of the first four exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

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

We currently have no specific plans to raise additional capital because the necessity of raising additional capital will be based upon the results of the first phase of our exploration program and the preliminary indicators of the second phase of our exploration program. Our management intends to formulate plans regarding the necessity of securing additional funding following our receipt of the results of the first phase of the exploration program and indications from the early part of our second phase. In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

The following table is a summary of the various costs and fees we anticipate that we will incur each fiscal year ending March 31 through 2010 in order to implement the exploration of the Nor Claim:

Prior to March 31	2008	2009	2010	2011
Exploration expenses	$12,000	$12,000	$86,000	$172,000
Option Costs	$1,700	-	$17,200	-
Legal and Accounting fees	$25,000	$15,000	$15,000	$15,000
Payments for administrative services	$6,000	$12,000	$12,000	$12,000
Payments to consulting geologist	$3,130	-	$4,300	$6,700
Total	$47,830	$39,000	$134,500	$205,700

We had working capital in the amount of $59,975 as of July 31, 2007. Our total expenditures through the twelve-month period ending March 31, 2008 are anticipated to be approximately $47,830. If we proceed with the second phase of our exploration program in 2008, we will have insufficient working capital to complete our second phase of exploration during our second year of operations. In the event we determine to complete the second and subsequent phases of our exploration program, we will need to raise additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, after the next twelve months, we will need to obtain additional financing for any new significant operational or exploratory expenses.

Off Balance Sheet Arrangements

As of July 31, 2007, there were no off balance sheet arrangements.

Results of Operations for Period Ending July 31, 2007

We did not earn any revenues from inception through the period ending July 31, 2007. We do not anticipate earning revenues until such time that we exercise our option and have entered into commercial production of the Nor Claim. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Nor mineral property, or if such resources are discovered, that we will enter into commercial production.

We incurred net operating expenses in the amount of $11,092 for the three months ended July 31, 2007, $27,693 for the six months ended July 31, 2007, and $47,819 from our inception on October 31, 2007 to July 31, 2007. Our operating expenses incurred for the three months ended July 31, 2007 included $3,551 for accounting and audit fees, $3,809 in legal fees, and $3,000 in management fees. Our operating expenses incurred for the six months ended July 31, 2007 included $9,154 for accounting and audit fees, $8,198 in legal fees, and mineral property exploration expenses of $2,821. Our operating expenses incurred from our inception on October 31, 2007 to July 31, 2007 included $17,654 for accounting and audit fees, $14,266 in legal fees, and a foreign exchange loss of $5,517. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $52,546 and working capital of $59,975 as of July 31, 2007.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Les D. Scott. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2007.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2007.

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

Hybrook Resources Corp.

Date:	September 4, 2007

By: /s/ Les D. Scott
Title: Chief Executive Officer and Director