Form 10QSB
period 2007-10-31
Hybrook Resources Corp.
filed 2007-12-10
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,685,000 common shares as of October 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheets as of October 31, 2007 and January 31, 2007 (unaudited);
F-2	Interim Consolidated Statements of Operations for the three and nine months ended October 31, 2007 and for the period from October 31, 2006 (date of inception) to October 31, 2007 (unaudited);
F-3	Interim Consolidated Statements of Cash Flows for the nine months ended October 31, 2007 and for the period from October 31, 2006 (date of inception) to July 31, 2007 (unaudited);
F-4	Interim Consolidated Statement of Stockholders’ Equity for the period from October 31, 2006 (date of inception) to October 31, 2007 (unaudited); and
F-5	Notes to Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
October 31, 2007 and January 31, 2007
(Stated in US Dollars)
(Unaudited)

ASSET	October 31, 2007	January 31, 2007

Current
Cash	$44,292	$108,054
Exploration advances - Note 5	5,488	-

	$49,780	$108,054

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,803	$20,364
Due to related party - Note 3	22	22

	7,825	20,386

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 4
90,000,000 shares authorized
9,685,000 shares issued (January 31, 2007, - 9,685,000) shares issued	9,685	9,685
Additional paid in capital	98,109	98,109
Deficit accumulated during the pre-exploration stage	(65,839)	(20,126)

	41,955	87,668

	$49,780	$108,054
SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended October 31, 2007 and for the period October 31, 2006 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2007	October 31, 2006 (Date of Inception) to October 31, 2007

Expenses
Accounting and audit fees	$2,513	$11,667	$20,167
Bank charges	29	219	260
Foreign exchange loss	-	-	5,517
Legal fees	5,432	13,630	19,698
Management fees	3,000	7,000	7,000
Mineral property option payments - Note 5	-	1,720	1,720
Mineral property exploration expenses	6,426	9,247	9,247
Transfer agent and filing fees	620	2,230	2,230

Net loss for the period	$(18,020)	$(45,713)	$(65,839)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,685,000	9,685,000

Comparative results for the nine month period and the three month period ended October 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month period ended October 31, 2007 and
for the period October 31, 2006 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended October 31, 2007	October 31, 2006 (Date of Inception) to October 31, 2007

Cash Flows used in Operating Activities
Net loss for the period	$(45,713)	$(65,839)
Change in non-cash working capital item related to operations:
Exploration advances	(5,488)	(5,488)
Accounts payable and accrued liabilities	(12,561)	7,803

Net cash used in operating activities	(63,762)	(63,524)

Cash Flows from Financing Activities
Capital stock issued	-	107,794
Due to related party	-	22

Net cash provided by financing activities	-	107,816

Increase (decrease) in cash during the period	(63,762)	44,292

Cash, beginning of the period	108,054	-

Cash, end of the period	$44,292	$44,292

Comparative results for the nine month period ended October 31, 2006 have not been presented as the Company was not incorporated at that time.

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 31, 2006 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash - at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
- at $0.0014	4,185,000	4,185	54,405	-	58,590
Less: finder’s fee	-	-	(5,796)	-	(5,796)
Net loss for the period	-	-	-	(20,126)	(20,126)

Balance, January 31, 2007	9,685,000	9,685	98,109	(20,126)	87,668
Net loss for the period	-	-	-	(45,713)	(45,713)

Balance, October 31, 2007	9,685,000	$9,685	$98,109	$(65,839)	$41,955

SEE ACCOMPANYING NOTES

HYBROOK RESOURCES CORP
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. All adjustments are of a normal recurring nature. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited consolidated financial statements for the period ended January 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited consolidated financial statements for the period ended January 31, 2007, has been omitted. The results of operations for the nine-month period ended October 31, 2007 are not necessarily indicative of results for the entire year ending January 31, 2008.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $65,839 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

On April 4, 2007, HRE entered into a property option agreement whereby HRE was granted an option to earn up to an 85% interest in one mineral claim located in the New Westminster Mining Division of British Columbia. Consideration for the option is cash payments totalling $20,622 (CDN$22,000) and exploration expenditures of $307,462 (CDN$328,000) as follows:

i) Cash payments:

 –  $1,720 (CDN$2,000) upon execution of the Option agreement; (paid)

 –  $18,748 (CDN$20,000) on or before March 31, 2009;

ii) Aggregate exploration expenditures of $12,000 (CDN$14,000) on or before March 31, 2008, ($12,000 advanced to operator, $6,512 exploration expenditures incurred) $26,247 (CDN$28,000) in aggregate on or before
March 31, 2009, $119,985 (CDN$128,000) in aggregate on or before March 31, 2010 and $307,462 (CDN$328,000) in aggregate on or before March 31, 2011.

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

Overview

Until the date of this report, we have been in the business of mineral exploration with rights to explore property on which no minerals have yet been discovered. On April 4, 2007, we entered into a Property Option Agreement and paid approximately $1,720 to acquire an option to purchase an 85% interest in the Nor 1 Mineral Claim. Our option on this property is unexercised.

Under the terms of the Property Option Agreement, we are able to exercise our option if we make aggregate payments of $20,622 to the optionor on or before March 31, 2009 and expend an additional $307,462 in aggregate exploration expenses on or before March 31, 2011. We will either satisfy the payment terms of the Property Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement. As of the date of this report, however, our management is unsure whether to move forward under out current business direction and is currently evaluating other business opportunities. We very well may choose not to exercise the terms of the Property Option Agreement.

We are obligated to incur exploration expenditures of $12,000 on the first phase exploration program, which must be completed prior to March 31, 2008. In the event that we do not exercise our option, we will have no interest in the Nor Claim and will not be entitled to receive back any of the monies spent to maintain the option. As of the date of this report, we have completed the field work portion of the first phase of our planned exploration program, but have not yet received the written report of our consulting geologist hence are not prepared to draw any ultimate conclusions with regard to the Nor Claim.

We had $44,292 in cash as of October 31, 2007. Accordingly, we have sufficient cash reserves to proceed with our first phase mineral exploration program. To date, we have advanced funds in the amount of $12,000 to Mr. William Howell against which he draws for his services as our operator and expenses incurred on the Nor Claim. Once we receive results of our initial exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with the initiation of our second phase mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the first exploration phase are sufficiently positive to enable us to proceed.

In the event the results of our first phase exploration program prove not to be sufficiently positive to proceed with a further exploration on the Nor Claim, we intend to identify and evaluate other business opportunities or acquisitions which management believes to be in the best interest of our company. As stated, we are currently evaluating whether we will move forward with our business plan or consider other business opportunities. We will not know for sure until the first phase is completed, including the written report of our consulting geologist. Nevertheless, we are already starting to search out other business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. In the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities. As such, an investment in our shares at this time would be highly speculative.

If we choose to continue with our current business plan after an assessment of the first phase of exploration activity, the following table is a summary of the various costs and fees we anticipate that we will incur each fiscal year ending March 31 through 2010:

Prior to March 31	2008	2009	2010	2011
Exploration expenses	$ 12,000	$ 12,000	$ 86,000	$172,000
Option Costs	$ 1,700	-	$ 17,200	-
Legal and Accounting fees	$ 25,000	$ 15,000	$ 15,000	$ 15,000
Payments for administrative services	$ 6,000	$ 12,000	$ 12,000	$ 12,000
Payments to consulting geologist	$ 3,130	-	$ 4,300	$ 6,700
Total	$ 47,830	$39,000	$ 134,500	$ 205,700

We had cash in the amount of $44,292 as of October 31, 2007. Our total expenditures through the twelve-month period ending March 31, 2008 are anticipated to be approximately $47,830. If we proceed with the second phase of our exploration program in 2008, we will have insufficient working capital to complete our second phase of exploration during our second year of operations. In the event we determine to complete the second and subsequent phases of our exploration program, we will need to raise additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Results of Operations for Period Ending October 31, 2007

We did not earn any revenues from inception through the period ending October 31, 2007. We do not anticipate earning revenues until such time that we exercise our option and have entered into commercial production of the Nor Claim. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Nor mineral property, or if such resources are discovered, that we will enter into commercial production.

We incurred net operating expenses in the amount of $18,020 for the three months ended October 31, 2007, $45,713 for the nine months ended October 31, 2007, and $65,839 from our inception on October 31, 2006 to October 31, 2007. Our operating expenses incurred for the three months ended October 31, 2007 primarily included $2,513 for accounting and audit fees, $5,432 in legal fees, and $3,000 in management fees. Our operating expenses incurred for the nine months ended October 31, 2007 primarily included $11,667 for accounting and audit fees, $13,630 in legal fees, $7,000 in management fees and mineral property exploration expenses of $9,247. Our operating expenses incurred from our inception on October 31, 2006 to October 31, 2007 primarily included $20,167 for accounting and audit fees, $19,698 in legal fees, $7,000 in management fees, mineral property exploration expenses of $9,247, and a foreign exchange loss of $5,517.

Liquidity and Capital Resources

We had cash of $44,292 and exploration advances of $5,488 for a total of $49,780 as of October 31, 2007. We had current liabilities of $7,825 as of October 31, 2007. As such, we had working capital of $41,955 as of October 31, 2007.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Les D. Scott. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2007.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2007.

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

Hybrook Resources Corp.

Date:	October 5, 2007

By: /s/ Les D. Scott Les D. Scott Title: Chief Executive Officer and Director