Form 10-K
BEST ENERGY SERVICES, INC.
filed 2008-05-05
CIK 1397346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2008

Commission File Number:  333-142350

Best Energy Services, Inc.
(Name of  Business Issuer in its charter)

Nevada	02-0789714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1010 Lamar St., Suite 1200, Houston Texas  77002
(Address of Principal Executive Offices)  (Zip Code)

(713) 933-2600
(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes☐  No☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not mark if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 29, 2008 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $27,115,375.

The number of shares of the Registrant’s common stock issued and outstanding on April 29, 2008, was 20,216,366.

Documents incorporated by reference:  Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2008, are incorporated by reference in Part III hereof.

INTRODUCTORY NOTE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “seek,” “will,” “should,” “goal” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements speak only as of the date on which they are first made, which in the case of forward-looking statements made in this report is the date of this report. Sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements that this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 — “Business” in Part I of this report; in Item 5 — “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the Notes to Consolidated Financial Statements we have included in Item 8 of Part II of this report; and elsewhere in this report. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	the continued strength of the contract land drilling industry in the geographic areas where we operate;

•	levels and volatility of oil and gas prices;

•	decisions about onshore exploration and development projects to be made by oil and gas companies;

•	the highly competitive nature of our business;

•	the supply of marketable drilling rigs within the industry;

•	the success or failure of our acquisition strategy, including our ability to finance acquisitions and manage growth;

•	the continued availability of drilling rig components;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel; and

•	changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement contained in this report or elsewhere. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Item 1.	Business.

General

We were incorporated on October 31, 2006 as Hybrook Resources Corp. under the laws of the state of Nevada.  On December 7, 2006, we formed a wholly-owned subsidiary known as HRE Exploration Ltd. (“HRE”), a British Columbia corporation.  HRE was formed to conduct our originally planned mineral exploration within the Province of British Columbia.  On April 4, 2007, we entered into an Option Agreement between HRE and William A. Howell and acquired an option to purchase an 85% interest in the Nor mineral claim, located in the southwestern portion of the Province of British Columbia.  We paid approximately $1,720 for this asset.  We did not exercise our option and no minerals have yet been discovered.

In February 2008, subsequent to our year-end, we acquired two companies and certain assets from three other companies all of which are engaged in drilling services and well services for the oil and gas, water, and minerals industries.  Concurrent with these acquisitions we abandoned our prior business plan to develop the Nor 1 Claim, in order to pursue what we perceive to be the superior opportunity presented by the acquired companies.  Consequently, we have transferred the rights to the Nor 1 claim to our former officer and Director Les Scott. These acquisitions are described under 2008 Acquisitions, below.

Subsequent to January 31, 2008, we relocated our principal executive offices to 1010 Lamar St., Suite 1200, Houston, Texas 77002, and our telephone number is now 713-933-2600.  We have also changed our name from Hybrook Resources Corp. to Best Energy Services, Inc., and have discontinued all prior business operations in favor of the business plan and operations of the acquired operations which will be our only significant operations going forward

Business Plan

We intend to build a company that integrates drilling services, well services and related and complimentary services under a single branded offering platform to our customers. In executing this mission, we are particularly mindful not only of our customers’ needs, but also our employees and their safety, the communities we operate in, and our shareholders.

The implementation of our business plan has begun with our three recent acquisitions that now offer us a footprint in:

•	The Well Services sector (Best Well Services);

•	The Drilling Services sector (Bob Beeman Drilling); and complimentary to both

•	The Housing Accommodations sector (American Rig Housing).

Our three initial operating divisions have been organized and aligned within these three sectors.

In the Well Services Division, our acquisition of Best Well Services, or BWS, brings us a strong footprint in the hydrocarbon rich Hugoton basin. BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry. We intend to further expand BWS’s workover rig fleet during the remainder of this year.  In addition, we are pursuing growth opportunities in offering ancillary equipment rentals that would compliment its existing business. A portion of the equipment we would use for this ancillary services build-out may be relocated equipment from the Bob Beeman Drilling Company, where it remains largely idle.

In the Drilling Services Division, our acquisition of Bob Beeman Drilling, or Beeman, and its affiliates established us in three separate markets, which for the moment are in the Rocky Mountain region:

•	Core hole drilling in minerals;

•	Water well drilling in five states; and

•	Oil and gas drilling capability.

We believe that the Beeman acquisition helps establish our presence with these three customer bases, but we also have a large surplus of underutilized equipment which we believe can be redeployed which would increase utilization rates and cash flows to us.

In the Housing Accommodations Division, our acquisition of the assets of American Rig Housing established our presence in the fabrication and/or rental of crew quarters for the drilling sector. Our operations in this division are located near our corporate headquarters in Houston, Texas.

Strategy

In order to execute on our business plan, we are rapidly executing on a strategy that we believe will quickly move us forward. This strategy is summarized briefly below:

Marketing and Branding Strategy. Each of our initial acquisitions had several common marketing attributes: strong reputations and customer base in their local markets; no active marketing efforts and no web presence. Over the next ninety days we intend to begin embarking on a branding strategy for each or our divisions that builds on the excellent reputations of each business unit in its local area, while moving those units under the brand of Best Energy Services. A key element of the implementation of this strategy will be a strong web presence, the site for which will be launched in the next sixty days.

Integration Strategy.  Upon completion of our initial acquisitions, we moved quickly to integrate our accounting systems under our corporate control. We are working towards establishing a common management information systems platform under which we will be in real time contact with each division’s customer relations, personnel, employee safety and workflow. By establishing these systems and protocols early on in this effort, we believe we will be well prepared to rapidly and efficiently act on opportunities to add other companies and/or business lines grown organically that add to our range of offerings to our customers.

Employee Retention Strategy.  We are exceptionally proud of our group of 204 employees. Their hard work is apparent in the historical growth of each of the acquired companies. We believe particularly notable is the high level of employee retention at our largest area of operations, Best Well Services. Employee turnover in that group is under 5%, a figure that compares very favorably with our largest competitor, whose turnover rate is 40%. We are actively developing additional retention strategies, some of which focus on stock ownership by all employees. An integral part of employee retention is a strong safety record, which all the acquired companies have. Our safety protocols for all employees will be of the highest standard in the industry.

Growth Strategies.  We believe that our growth in the coming years will likely come from a combination of three distinct models.

•
Organic Growth.  We are planning to add additional workover rigs to our Well Services Division during the current year, and once we have redeployed idle drilling rigs acquired in the Beeman acquisition, Drilling Services Division will also be adding to its fleet.

•
Incubated Business Lines.  We are actively investigating the launch of a fourth operating division in PetroTech Services. As is the case with any of our Divisions, the opportunity will be reinforced with the highest caliber people we can locate.

•
Acquisition Growth.  We believe our early success in concluding our initial acquisitions, together with our management’s extensive industry contacts and our “Best” branding and marketing effort will result in new and complimentary acquisition opportunities for our company.

2008 Acquisitions

On February 14, 2008, we completed the acquisition of two companies, Best Well Service, Inc. (“BWS”), a Kansas corporation, and Bob Beeman Drilling Company (“Beeman” or “BBD”), a Utah corporation.  On February 27, 2008, we acquired certain assets from American Rig Housing, Inc. (“ARH”), Robert L. Beeman d/b/a BB Drilling Co. (“BB Drilling”), and Drill Site Services & Investments, LLC ( “DSS”).

We acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $20,600,000, payable as follows: (i) a note for $20,000,000 was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Item 7 below; (ii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; and (iii) we agreed to issue to Mr. Bruce common stock valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading (46,744 shares).  As part of this transaction, we have entered into a three year lease with Mr. Bruce for an equipment yard located in Liberal, Kansas at $3,500 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BWS continues to operate as our wholly-owned subsidiary.  In addition, as part of the Acquisition Agreement, we also entered into a one year employment agreement with Mr. Bruce under which he will serve as a Vice President of our Central Division for an annual salary of $150,000.  Mr. Bruce has also agreed to join our board of directors.  Prior to the execution of the foregoing agreements with Mr. Bruce, there was no material relationship between us and Mr. Bruce.

We acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of $4,750,000, payable as follows: (i) a note for $4,050,000 was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Item 7 below; (ii) $200,000 in a previously paid deposit; and (iii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months.   As part of this transaction, we have entered into a three year lease with Mr. Beeman for an equipment yard located in Moab, Utah at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BBD continues to operate as our wholly-owned subsidiary.  Prior to the execution of the foregoing agreements with Mr. Beeman, there was no material relationship between us and Mr. Beeman.

On February 27, 2008, we acquired certain assets of ARH in exchange for 6,200,000 shares of our common stock.  These assets consist of oil field rig houses, motor vehicles, rolling stock and related tools and equipment.  We assumed no liabilities of ARH in connection with this transaction.  We have valued this transaction at $2,271,500.  ARH was owned and controlled by Mr. Larry Hargrave, our chief executive officer and a director.  As part of this transaction, we have entered into a three year lease with Mr. Hargrave for an equipment yard located in Cleveland, Texas at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  We intend to continue the operations as a division, using the name American Rig Housing.  In addition, ARH has agreed to not compete with us for a period of five years and to not solicit our customers, suppliers, or employees for a period of three years.

Also on February 27, 2008, we acquired certain assets of BB Drilling from its owner, Robert L. Beeman, for a cash purchase price of $2,000,000, and certain assets of DSS from its owner, Todd Beeman, for a total purchase price of $1,050,000 paid in cash except for common stock valued at $50,000 based on a 10 day volume weighted average price, commencing with the first day of trading (23,372 shares).  These assets consist of drilling rigs, motor vehicles, rolling stock, pumps and related tools and equipment. We assumed no liabilities of BB Drilling or DSS in connection with this transaction.  We contributed the assets acquired from BB Drilling and DSS into BBD which will utilize them in its operations.  As part of the transaction, the former owners have agreed to restrict the disclosure of confidential information pertaining to our business, and will not compete with our business or solicit our customers, suppliers or employees for a period of five years.  We have entered into an employment agreement with Todd Beeman to act as our Vice President of Western Operations for an annual salary of $150,000.

2008 Financing

In order to finance the acquisitions described above and to provide us with working capital, on  February 14, 2008, we completed the initial closing of a private placement resulting in gross proceeds to us of $8,640,000.  Units consisting of 625 shares of our common stock and 90 shares of our Series A Preferred Stock, were purchased by accredited investors at a purchase price of $1,000 per Unit.  In total, as of April 14, 2008, we had sold a total of 13,566 Units, consisting of 8,478,750 shares of our common stock and 1,220,940 shares of Series A Preferred Stock, for total gross proceeds of $13.566 million.  None of the Units or the underlying shares of common or Series A Preferred Stock sold in the Offering have been registered under the Securities Act or under any state securities laws.  The issuance and sale of said securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act and certain private placements under the state securities laws.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by the Company using not less than 25% of its net income after tax each year. Thereafter, the unredeemed portion of the face value of the Series A Preferred Stock will bear interest at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at the Company’s option. The unredeemed face value of the Series A Preferred may be converted into common stock (i) by the holder thereof at a conversion price of $4.00 per share or (ii) by the Company at a conversion price of $4.00 per share in the event the Company’s common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days.

We retained Andrew Garrett, Inc. of New York as our exclusive placement agent.  Pursuant to our agreement, we paid Andrew Garrett a cash commission of 10% of the gross proceeds of the Offering, plus a non-allocable expense allowance of 2%, and warrants to purchase 10% of Units sold at any time over the next five years at an exercise price of $1,000 per Unit.  We have agreed to include the common and Series A Preferred Stock that underlie the Units in the Warrants in any registration statement we file.

In connection with the Offering, we agreed with the purchasers of the Units that we would use our best efforts to file a resale registration statement with the SEC covering all shares of Common Stock and Series A Preferred Stock included in the Units sold in the Offering (“Registrable Securities”) within 60 days after closing the Offering. Under this Registration Rights Agreement we will maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) the date on which all of the Registrable Securities have been sold or (ii) the date on which all of the Registrable Securities held by an investor may be sold without restriction pursuant to Rule 144(k) under the Securities Act, subject to our right to suspend or defer the use of such registration statement in certain events. We have also agreed to use our reasonable best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible after the initial filing date.  We will include any common and preferred stock underlying warrants issued to our placement agent as part of this offering in this registration statement as well.

On February 14, 2008, we also entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) pursuant to which we may borrow up to a maximum amount of $25,000,000 at an interest rate to be determined at the time of the particular draws, but generally equal to the PNC Base Rate plus 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility.  The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012.  Monies borrowed against the term loan portion of the total debt agreement, equal to $5,850,000, are amortized and must be repaid over 60 months, with an annual 25% recapture of Excess Cash Flow applied to the principal balance. Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock.

We drew upon a substantial portion of our Credit Facility in order to close our acquisitions of BWS and BBD, and our acquisitions of assets from BB Drilling and DSS.  Draws against the Credit Facility are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets acquired from BB Drilling, DSS, and ARH.

We made further draws against the Credit Facility for general working capital purposes.  Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A, and may be used to increase our available funds under the terms of the Credit Facility.

Business During 12 Months Ended January 31, 2008

Prior to the completion of the 2008 Acquisitions, we were in the business of mineral exploration and owned an option to the rights to explore property on which no minerals have yet been discovered.  On April 4, 2007, we entered into a Property Option Agreement and paid approximately $1,720 to acquire an option to purchase an 85% interest in the Nor 1 Mineral Claim.  We referred to the Nor 1 Mineral Claim as the Nor Claim.  We did not have any ownership interest in the property that is covered by the Nor claim.  Our mineral claim option covered an area of approximately 1,301 acres or approximately 2.03 square miles.  We did not exercise our option on this property; instead, in February 2008, subsequent to our year-end, we abandoned our business plan to develop the Nor 1 Claim, in order to pursue the 2008 Acquisitions.  Consequently, in February 2008 we transferred the rights to the Nor 1 claim to our former officer and Director Les Scott.  Under the terms of the Property Option Agreement, we were able to exercise our option if we made aggregate payments of $18,900 to the optionor on or before March 31, 2009 and an additional $282,000 in aggregate exploration expenses on or before March 31, 2011.  We could have exercised our option at any time prior to March 31, 2011 if we pay $18,900 to the optionor and incur $282,000 in exploration expenses on the Nor mineral claim.

During our fiscal year ended January 31, 2008, we were a development stage company.

Since we were a development stage company, as of our year-end we had not earned any revenues.  As of January 31, 2008, we had $5 cash on hand and liabilities in the amount of $10,163.  Accordingly, our working capital position as of January 31, 2008 was a negative $10,158.

Since our inception through January 31, 2008, we have incurred a net loss of $117,952.  We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business.  As of year-end, our working capital was insufficient to carry out the existing business plan.  However, on February 14, 2008, we received gross proceeds of $8,640,000 under the offering described above.  We also entered into a credit facility with PNC Bank, National Association and certain other lenders pursuant to which we may borrow up to a maximum amount of $25,000,000.  Also on February 14, 2008, we completed the acquisition of two companies, as described above.  On February 27, 2008, we acquired certain assets from three other companies, also described above.  The acquired operations generate substantial cash flow and represent a change of our business plan going forward.

Competition

The markets in which the we operate are characterized by competition among a number of large companies as well as numerous other lesser-known competitors, which have more resources than we have. These are large and well financed companies with a long history in the market.  They have substantial advantages in terms of breadth of new development, marketing, sales, support capability and resources. In addition, these large competitors can often enter into strategic alliances with potential key customers or target accounts, which could have an adverse impact on our success with these accounts or prospects.

Regulations

There have been, and continue to be, numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. We cannot predict the impact of these or future legislative or regulatory initiatives on our new operations.  The following is a general discussion of certain regulatory efforts that affect our business, many indirectly as they effect customers’ use of drilling equipment.

Regulation of Natural Gas and Oil Exploration and Production

Our business activities are indirectly subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring customers to obtain permits for drilling wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. These operations are also subject to various conservation laws and regulations. The effect of these regulations may limit the amount of oil and gas that can be produced from wells we are engaged to drill and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry can increase our costs of doing business and, consequently, affect our profitability. In as much as such laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of our compliance with such regulations.

Environmental Regulation

The oil and gas industry is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. To the extent laws are enacted or other governmental action is taken that prohibits or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry in general, our expected business could be adversely affected.

Our operations will be subject to various federal, state and local environmental laws and regulations. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, and the Safe Drinking Water Act, as well as state regulations promulgated under comparable state statutes. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations which may be extended to apply to our operations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Employees

As of April 29, 2008, we have 130 field personnel and 12 office and yard staff associated with our BWS business operations and we have 30 full-time employees, including management and work force, associated with our BBD business operations.  We also have 20 employees in our rig housing operation in Texas and 12 employees at our main offices in Houston, Texas.  None of our employees are covered by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Best) file electronically with the SEC. The SEC’s web site is www.sec.gov.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available free of charge on our web site at www.BEYSinc.com in the Investor Relations section as soon as practicable after such reports are filed.  Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Item 1(A).	Risk Factors.

Not required for smaller reporting companies.

Item 1(B)	Unresolved Staff Comments.

None.

Item 2.	Properties.

At year-end, we owned no properties.  Our mineral claim option covered an area of approximately 1,301 acres or approximately 2.03 square miles.  The Nor mineral claim in which we held an option is located approximately 15 miles north-east of the city of Mission which is located in the Fraser River valley in southwestern British Columbia.

At year-end our principal offices were located at 401 - 1917 West 4th Avenue, Vancouver, B.C., V6T 1M7, Canada.

As a result of the 2008 Acquisitions, our executive offices are located at 1010 Lamar St., Suite 1200, Houston, Texas 77002.  We occupy approximately 8,000 square feet pursuant to 3 year office lease, currently requiring $13,000 per month plus CAM charges in rent.

In connection with our acquisition of BWS, we executed an agreement to lease certain real property owned by Tony Bruce for a period of three (3) years at a rate of $3,500 per month, plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  The leased property consists of approximately 5 acres in Liberal, Kansas.  We anticipate using the leased property to house the equipment necessary to run BWS’s business over the term of the lease.

In connection with our acquisition of BBD, we executed a lease agreement to lease two parcels of real property owned by  Robert Beeman for a period of one year at a rate of $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  The first leased property consists of approximately 7 acres in Moab, Utah.  The second leased property consists of approximately 10 acres in Wellington, Utah.  We anticipate using the leased properties to house the equipment necessary to run BBD’s business over the term of the lease.

In connection with our acquisition of assets from ARH, we executed an agreement to lease certain real property owned by Larry Hargrave, our CEO and owner of ARH, for a period of three (3) years at a rate of $6,000 per month, plus related expenses that we anticipate will cost approximately an additional $1,500 per month over the term of the lease.  The leased property consists of approximately 11 acres in Cleveland, Texas.  We anticipate using the leased property to house the equipment and perform the fabrication necessary to run our rig housing operation over the term of the lease.

Item 3.	Legal Proceedings.

We are not a party to any pending legal proceedings that would be reasonably anticipated to have a material effect on our assets or operations.

Item 4.	Submissinof Matters to a Vote of Security Holders

None.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 29, 2008, 20,216,366 shares of our common stock were outstanding, held by 149 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Our common stock was first quoted under the symbol “HYBK” on the OTC Bulletin Board sponsored by the NASD during 2007, but there had been no trades made in our stock as of January 31, 2008.  On February 27, 2008, our symbol became BEYS.  The first trade of our common stock on the OTC Bulletin Board occurred on March 18, 2008.  The last reported sales price for our common stock on the OTC Bulletin Board as of April 29, 2008 was $2.00 per share.

We have not paid or declared any dividends on our common stock and currently intend to retain earnings to fund our working capital needs and growth opportunities. Any future dividends on common stock will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions Nevada and other applicable laws and our credit facilities then impose. Our debt arrangements include provisions that generally prohibit us from paying dividends, other than dividends on our preferred stock. As of January 31, 2008 we had no preferred stock outstanding; as a result of the Cash Collateral agreement and our offering in February and March 2008, as of April 14, 2008, we had 1,445,940 shares of Series A Preferred Stock outstanding.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors elsewhere in this report, including under the headings “Special Note Regarding Forward-Looking Statements” in the Introductory Note to Part I. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report or could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of  the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

Since inception on October 31, 2006 through our year end January 31, 2008, as Hybrook Resources Corp., we were a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  We did not exercise our option and no minerals have been discovered.  Since inception through January 31, 2008, we earned no revenues and incurred expenses totaling $117,952.

In February 2008, subsequent to our year end, we acquired two companies and certain assets from three other companies all of which are engaged in drilling services and well services for the oil and gas, water, and minerals industries.  Concurrent with these acquisitions we abandoned our prior business plan to develop the Nor 1 Claim, in order to pursue what we perceive to be the superior opportunity presented by the acquired companies.  Consequently, we have transferred the rights to the Nor 1 claim to our former officer and Director Les Scott.

Specifically, on February 14, 2008, we completed the acquisition of two companies, Best Well Service, Inc. (“BWS”), a Kansas corporation, and Bob Beeman Drilling Company (“BBD”), a Utah corporation.  On February 27, 2008, we acquired certain assets from American Rig Housing, Inc. (“ARH”), Robert L. Beeman d/b/a BB Drilling Co. (“BB Drilling”), and Drill Site Services & Investments, LLC (“DSS”).

As a result of these acquisitions, we operate in the well services, drilling services and the housing accommodations sectors.

In the Well Services Division, our acquisition of Best Well Services, or BWS brings us a strong footprint in the hydrocarbon rich Hugoton basin. BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that is among the lowest in the industry. We intend to further expand BWS’s workover rig fleet during the remainder of this year. In addition, we are pursuing growth opportunities in offering ancillary equipment rentals that would compliment its existing business. A portion of the equipment we would use for this ancillary services build-out may be relocated equipment from the Bob Beeman Drilling Company, where it remains largely idle.

In the Drilling Services Division, our acquisition of Bob Beeman Drilling, or Beeman, and its affiliates established us in three separate markets, which for the moment are in the Rocky Mountain region:

•	Core hole drilling in minerals;

•	Water well drilling in five states; and

•	Oil and gas drilling capability.

We believe that the Beeman acquisition helps establish our presence with these three customer bases, but we also have a large surplus of underutilized equipment which we believe can be redeployed which would increase utilization rates and cash flows to us.

In the Housing Accommodations Division, our acquisition of the assets of American Rig Housing established our presence in the fabrication and/or rental of crew quarters for the drilling sector. Our operations in this division are located near our corporate headquarters in Houston, Texas.

Market Conditions in Our New Industry

The United States contract land drilling services industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling activity in the markets we now serve and affect the demand for our drilling services and the dayrates we can charge for our rigs. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the number of wells oil and natural gas exploration and production companies decide to drill.

The following table depicts the prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX, as well as the most recent Baker Hughes domestic land rig count, on the dates indicated:

	At December 31,
	2007	2006	2005
Crude Oil (Bbl)	$95.98	$61.05	$61.04
Natural gas (Mmbtu)	$7.48	$6.30	$11.23
U.S. Land Rig Count	1,719	1,626	1,391

On February 29, 2008, the closing prices for near month delivery contracts for crude oil and natural gas as traded on the NYMEX were $101.84 per barrel and $9.37 per MMbtu, respectively. The Baker Hughes domestic land drilling rig count as of February 29, 2008 was 1,704. Baker Hughes is a large oil field services firm that has issued the rotary rig counts as a service to the petroleum industry since 1944.

Natural gas accounts for over 80% of the drilling rig activity in the U.S.  We believe capital spent on incremental natural gas production will be driven by an increase in hydrocarbon demand as well as changes in supply of natural gas. The Energy Information Administration estimated that U.S. consumption of natural gas exceeded domestic production by 16% in 2005 and forecasts that U.S. consumption of natural gas will exceed U.S. domestic production by 24% in 2010. In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” The report went on to state that “without the benefit of new drilling, indigenous supplies have reached a point at which U.S. production declines by 25% to 30% each year” and predicted that in ten years eighty percent of gas production “will be from wells yet to be drilled.” We believe all of these factors tend to support a higher natural gas price environment, which should create strong incentives for natural gas exploration and production companies to increase drilling activity in the U.S. Sustained high oil prices have increased oil drilling activity as well.  Consequently, these factors may result in higher rig dayrates and rig utilization.

Our drilling activities are not solely dependent on oil and gas.  Most of the wells drilled by BBD in the last two years have been for mineral exploration companies.  The level of drilling activity for these wells is influenced by price expectations for the underlying mineral commodity, e.g., uranium, copper, and molybdenum.  Also, BBD has drilled and expects to continue to drill large diameter municipal water source wells in Utah, Nevada, Arizona, New Mexico, and Colorado.

Our well service operations at BWS are less price sensitive.  BWS operates workover rigs that are used to restore production from existing wells when they develop a mechanical problem or to complete new wells after they have been drilled and evaluated as potentially productive.  Prices would have to drop severely to cause a change in a production company’s willingness to workover an existing well to repair a production problem.  In addition, the state regulatory authorities increased the permitted well density in the Hugoton field, which is in the core of the BWS service area.  This should have the effect of significantly increasing the number of producing wells in our service area over time.

Critical Accounting Policies and Estimates

Going concern – At year-end, prior to our private placement and acquisitions, the critical accounting policy for us was the assumption of our being a going concern as a basis for the preparation of our financial statements.  With the completion of our private placement and credit agreement, and the acquisition of operations generating substantial positive cash flow, the significant uncertainty of whether we are a going concern has been alleviated.

Liquidity and Capital Resources

At year-end our sources of capital resources were virtually non-existent.  However, as of February 14, 2008, we completed the initial closing of a private placement producing gross proceeds to us of $8,640,000.  Units consisting of 625 shares of our common stock and 90 shares of our Series A Preferred Stock, were purchased by accredited investors at a purchase price of $1,000 per Unit.  In total, as of April 14, 2008, we sold a total of 13,566 Units, consisting of 8,478,750 shares of our common stock and 1,220,940 shares of Series A Preferred Stock, for a total gross proceeds of $13.566 million.  None of the Units or the underlying shares of common or Series A Preferred Stock sold in the Offering have been registered under the Securities Act or under any state securities laws.  The issuance and sale of said securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act and certain private placements under the state securities laws.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by the Company using not less than 25% of its net income after tax each year. Thereafter, the unredeemed portion of the face value of the Series A Preferred Stock will bear interest at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at the Company’s option. The unredeemed face value of the Series A Preferred may be converted into common stock (i) by the holder thereof at a conversion price of $4.00 per share or (ii) by the Company at a conversion price of $4.00 per share in the event the Company’s common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days.

We retained Andrew Garrett, Inc. of New York as our exclusive placement agent.  Pursuant to our agreement, we paid Andrew Garrett a cash commission of 10% of the gross proceeds of the Offering, plus a non-allocable expense allowance of 2%, and warrants to purchase 10% of Units sold at any time over the next five years at an exercise price of $1,000 per Unit.  We have agreed to include the common and Series A Preferred Stock that underlie the Units in the Warrants in any registration statement we file.

In connection with the Offering, we agreed with the purchasers of the Units that we would use our best efforts to file a resale registration statement with the SEC covering all shares of Common Stock and Series A Preferred Stock included in the Units sold in the Offering (“Registrable Securities”) within 60 days after closing the Offering. Under this Registration Rights Agreement we will maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) the date on which all of the Registrable Securities have been sold or (ii) the date on which all of the Registrable Securities held by an investor may be sold without restriction pursuant to Rule 144(k) under the Securities Act, subject to our right to suspend or defer the use of such registration statement in certain events. We have also agreed to use our reasonable best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible after the initial filing date.  We will include any common and preferred stock underlying warrants issued to our placement agent as part of this offering in this registration statement as well.

On February 14, 2008, we also entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) pursuant to which we may borrow up to a maximum amount of $25,000,000 at an interest rate to be determined at the time of the particular draws, but generally equal to the PNC Base Rate plus 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility.  The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012.  Monies borrowed against the term loan portion of the total debt agreement, equal to $5,850,000, are amortized and must be repaid over 60 months, with an annual 25% recapture of Excess Cash Flow applied to the principal balance. Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock.

We drew upon a substantial portion of our Credit Facility in order to close our acquisitions of BWS and BBD, and our acquisitions of assets from BB Drilling and DSS.  Draws against the Credit Facility are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets acquired from BB Drilling, DSS, and ARH.

We made further draws against the Credit Facility for general working capital purposes.  Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A, and may be used to increase our available funds under the terms of the Revolving Credit facility.

We do not anticipate the need for any additional capital to implement our business plan and grow our acquired operations.  However, additional capital, if available, could be useful in acquiring additional assets for our company and accelerating our growth under our business plan.

Under our credit facility, we are subject to customary covenants, including certain financial covenants and reporting requirements. We are required to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures (except capital expenditures financed by lenders other than under the Credit Facility) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Convertible Preferred Stock) to all senior debt payments during such period, of not less than 1.10 to 1.00 and a leverage ratio of funded debt to EBITDA of not greater than the amount set forth in the table below for such period:

Fiscal Quarter Ending:	Leverage Ratio:
March 31, 2008	3.5 to 1.0
June 30, 2008	3.5 to 1.0
September 30, 2008	3.5 to 1.0
December 31, 2008	3.5 to 1.0
March 31, 2009	3.0 to 1.0
June 30, 2009	3.0 to 1.0
September 30, 2009	3.0 to 1.0
December 31, 2009	3.0 to 1.0
March 30, 2010 and each fiscal quarter ending thereafter	2.50 to 1.0

Under the terms of our credit facility, we may not pay dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock except that we may make payments (i) utilizing up to 25% of our net income to the holders of the Series A Preferred Stock in accordance with the provisions of the Certificate of Designation therefor, so long as after giving effect to such payment (x) we have at least $1,500,000 of undrawn availability and (y) we demonstrate to PNC’s reasonable satisfaction pro forma compliance with financial covenants set forth above.

In addition to the foregoing and other customary covenants, our credit facility contains a number of covenants that, among other things, will restrict our ability to:

• incur or guarantee additional indebtedness;

• transfer or sell assets;

• create liens on assets;

• engage in transactions with affiliates other than on an "arm's-length" basis; and

• make any change in the principal nature of our business; and

Our credit facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

Long-term Debt.

We had no long-term debt outstanding at January 31, 2008.

Contractual Obligations.

We had no contractual obligations outstanding at January 31, 2008.

Off-Balance Sheet Arrangement.

We had no off-balance sheet arrangements at January 31, 2008.

Results of Operations

Because of our change in business plans, our historical results are not indicative of our expected future results.  In the 12 months ended January 31, 2008 and in the period from our inception on October 31, 2006 through January 31, 2008, we had no revenues and incurred expenses of $97,826 and $20,126 respectively.  Most of the expenses were for legal, accounting and audit fees.

The unaudited pro-forma financial statements for the two companies (BWS and BBD) that we purchased on February 14, 2008, are disclosed in Note 6 in our audited financial statements included in Item 8 to this report on Form 10-K.  These pro-forma statements and those for 2006 included in our current report on Form 8K filed on February 21, 2008 and included herein by reference, show that for calendar years 2007 and 2006, the combined companies had revenues of $22,396,615 and $ $22,869,457, respectively, with net income of $114,492 and $2,015,733, respectively.

Best Well Service

BWS is currently operating at close to capacity given its current levels of equipment and staff.  We anticipate that its market is expected to expand over the next several years with the increase in permitted field drilling density.  Internal growth opportunities for BWS reside in reinvestment of cash flow into new equipment to support rising localized demand; possible utilization of under-utilized BBD equipment; and through the offering of ancillary services not presently offered by BWS in the area of equipment rentals typical for well completion operations.

BWS generated $17,746,048 in revenue for the calendar year ended December 31, 2007, compared to $17,182,055 for the same period the previous year.  During the calendar years ended December 31, 2007 and 2006, BWS incurred expenses in the amount of $14,037,411 and $13,011,183, respectively.  These expenses and corresponding revenues led to income from operations of $3,708,637 and net income of $2,451,762 for the fiscal year ended December 31, 2007. BWS generated income from operations of $4,170,872 and net income of $2,458,371 for the fiscal year ended December 31, 2006.

Bob Beeman Drilling

We believe there are growth opportunities through higher utilization rates of BBD’s equipment. Increasing BBD’s utilization rates would have a significant impact on our earnings and future results of operations.  BBD has been operating at a utilization rate of less than 20%.  Our business plan for BBD includes implementing conventional oil service marketing programs.  Our broad goal through these marketing and other efforts is to increase our utilization rates to 45% within twelve months.  Because equipment utilization rates for the industry as a whole are in excess of 90%, we feel that this is viable goal given our planned marketing program.  Also impacting our utilization rate is our intention to transfer some of BBD’s surplus ancillary equipment to BWS, which currently does not offer such services to its customers even though their customer base is generally in need of such services.

Currently, most of BBD’s revenues are generated through core drilling for minerals within 150 miles of Moab, Utah.  We intend to initiate a focused conventional marketing effort and an expansion of BBD’s customer radius, allowing us to increase BBD’s equipment utilization by expanding their customer base and broadening their equipment utilization beyond mineral exploration alone.  BBD’s equipment is designed to accommodate either conventional mud-based drilling or air drilling.  We plan to take advantage of the equipment’s versatility and expand BBD’s core drilling activities to include coal, coal bed methane, oil shale, and traditional oil and gas drilling, all of which are active in the geographic region where the equipment already resides.

BBD’s equipment is generally in excellent condition and is aggressively maintained by BBD’s in-house mechanics.  Moreover, there is a substantial inventory of ancillary equipment.  This inventory includes: trucks, trailers, compressors, drill bits, drill pipe, casing, mud units and the like.  Part of our business plan for BBD is an immediate high-grading of BBD’s inventory into assets that can either be redeployed to BWS, or used pursuant to a focused marketing campaign to both minerals and oil and gas company customers.  Equipment that cannot be used for those functions will be sold on an orderly basis and the funds applied to working capital.

BBD generated $4,650,567 in revenue for the calendar year ended December 31, 2007, compared to $5,687,402 for the same period the previous year.  During the calendar years ended December 31, 2007 and 2006, BBD incurred cost or revenues and operating expenses totaling $5,011,596 and $5,037,668, respectively.  These expenses and corresponding revenues led to a loss from operations of $361,029 and a net income of $1,539,036 (including investment income of $2,985,420) for the fiscal year ended December 31, 2007.  BBD generated income from operations of $649,734 and a net loss of $366,471 (including an investment loss of $1,193,423) for the fiscal year ended December 31, 2006.

Inflation

Due to the increased oilfield activity, availability of personnel to operate our rigs is limited. Further, we are experiencing increases in costs for rig repairs and maintenance and costs of rig upgrades and new rig construction, due to the increased industry-wide demand for equipment, supplies and service.  We expect continuing cost increases during 2008 as rig counts are expected to remain at historically high levels.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 effective for our 12 months ended January 31, 2008.  The adoption of FIN No. 48 had no material impact on our financial position or results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157, as issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FSP FAS No. 157-2, Effective Dates of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations and financial condition.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”).  FSP EITF 00-19-2 addresses accounting for Registration Payment Arrangements (“RPAs”), which are provisions within financial instruments such as equity shares, warrants or debt instruments in which the issuer agrees to file a registration statement and to have that registration statement declared effective by the SEC within a specified grace period.  If the registration statement is not declared effective within the grace period or its effectiveness is not maintained for the period of time specified in the RPA, the issuer must compensate its counterparty.  The FASB Staff concluded that the contingent obligation to make future payments or otherwise transfer consideration under a RPA should be recognized as a liability and measured in accordance with SFAS 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” and that the RPA should be recognized and measured separately from the instrument to which the RPA is attached.

In connection with our Offering in February and March 2008, we agreed with the purchasers of the Units that we would use our best efforts to file a resale registration statement with the SEC covering all shares of Common Stock and Series A Preferred Stock included in the Units sold in the Offering (“Registrable Securities”) within 60 days after closing the Offering.  We have also agreed to use our reasonable best efforts to have such “resale” registration statement declared effective by the SEC within 180 days of its initial filing and to use all commercially reasonable efforts to have it declared effective as soon as possible after the initial filing date. Under this Registration Rights Agreement, once the registration is declared effective, we will maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) the date on which all of the Registrable Securities have been sold or (ii) the date on which all of the Registrable Securities held by an investor may be sold without restriction pursuant to Rule 144(k) under the Securities Act, subject to our right to suspend or defer the use of such registration statement in certain events.  Liquidated damages, up to a maximum of 6% of the stockholders’ investment, only occur if the registration statement is not filed within 90 days or we fail to use our best efforts to have it declared effective.  We consider the occurrence of either of these conditions to be unlikely, and therefore have not accrued any estimated costs for this contingency.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R (revised 2007) which replaces SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

Item 7 A	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

For Best Energy Services, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Best Energy Services, Inc. (Formerly Hybrook Resources Corp.)
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheet of Best Energy Services, Inc.(formerly Hybrook Resources Corp)(A Development Stage Company) as of January 31, 2008, and the related statement of operations, stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements for the period October 31, 2006 (Date of Inception) through January 31, 2007, were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period October 31, 2006 (Date of Inception) through January 31, 2007, include total expenses and net loss of $20,126. Our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period October 31, 2006 (Date of Inception) through January 31, 2008, insofar as it relates to amounts for prior periods through January 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Energy Services, Inc. as of January 31, 2008, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Hybrook Resources Corp.
(A Pre-Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Hybrook Resources Corp. (A Pre-exploration Stage Company) and subsidiary as of January 31, 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from October 31, 2006 (Date of Inception) to January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrook Resources Corp. and subsidiary as of January 31, 2007 and the results of their operations and their cash flows for the period October 31, 2006 (Date of Inception) to January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“AMISANO HANSON”
April 18, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188
VANCOUVER CANADA FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net

BEST ENERGY SERVICES, INC.

(Formerly Hybrook Resources Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
January 31, 2008 and 2007

ASSET
	2008	2007

Current
Cash	$5	$108,054

	$5	$108,054

LIABILITIES
Current
Accounts payable and accrued liabilities	$10,141	$20,364
Due to related party – Note 3	22	22

	10,163	20,386

STOCKHOLDERS’ EQUITY (DEFCIT)
Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value – Note 4	-	-
90,000,000 shares authorized
9,685,000 shares outstanding	9,685	9,685
Additional paid in capital	98,109	98,109
Deficit accumulated during the development stage	(117,952	(20,126)

	(10,158	87,668

	$5	$108,054

The Accompanying Notes are an Integral Part of These Financial Statements

BEST ENERGY SERVICES, INC.

(Formerly Hybrook Resources Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
                for the year ended January 31, 2008 and
                         the periods from  October 31, 2006 (Date of Inception)
             to January 31, 2007 and 2008

		October 31, 2006
	Year Ended	(Date of inception) to
	January 31,	January 31,
	2008	2007	2008
			(cumulative)

Expenses
Accounting and audit fees	$11,973	$8,500	$20,473
Bank charges	321	41	362
Foreign exchange loss	-	5,517	5,517
Legal fees	57,826	6,068	63,894
Management fees	8,001	-	8,001
Mineral property option payments	1,720	-	1,720
Mineral property exploration expenses	14,735	-	14,735
Transfer agent and filing fees	3,250	-	3,250

Net loss for the period	$(97,826)	$(20,126)	$(117,952)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	9,685,000	5,012,742

The Accompanying Notes are an Integral Part of These Financial Statements

BEST ENERGY SERVICES, INC.

(Formerly Hybrook Resources Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the year ended January 31, 2008 and
                         the periods from October 31, 2006 (Date of Inception)
                           to January 31, 2007 and 2008

		October 31, 2006
	Year Ended	(Date of inception) to
	January 31,	January 31,
	2008	2007	2008
			(cumulative)

Cash Flows used in Operating Activities
Net loss for the period	$(97,826)	$(20,126)	$(117,952)
Change in non-cash working capital item related to operations:
Accounts payable and accrued liabilities	(10,223)	20,364	10,141

Net cash provided by (used in) operating activities	(108,049)	238	(107,811)

Cash Flows from Financing Activities
Capital stock issued	-	107,794	107,794
Due to related party	-	22	22

Net cash provided by financing activities	-	107,816	107,816

Increase in cash during the period	(108,049)	108,054	5

Cash, beginning of the period	108,054	-	-

Cash, end of the period	$5	$108,054	$5

The Accompanying Notes are an Integral Part of These Financial Statements

DR

BEST ENERGY SERVICES, INC.

(Formerly Hybrook Resources Corp.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period October 31, 2006 (Date of Inception) to January 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash	9,685,000	$9,685	$103,905	$-	$113,590
Less: finder’s fee	-	-	(5,796)	-	(5,796)
Net loss for the period	-	-	-	(20,126)	(20,126)

Balance, January 31, 2007	9,685,000	9,685	98,109	(20,126)	87,668

Net loss for the period	-	-	-	(97,826)	(97,826)

Balance, January 31, 2008	9,685,000	$9,685	$98,109	$(117,952)	$(10,158)

The Accompanying Notes are an Integral Part of These Financial Statements

BEST ENERGY SERVICES, INC–.

(Formerly Hybrook Resources Corp.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008

Note 1- Nature of Operations

Best Energy Services was incorporated in Nevada on October 31, 2006 as Hybrook Resources Corp.  Hybrook was formed for the purpose of acquiring exploration and development stage mineral properties.  On December 7, 2006, Hybrook incorporated a wholly-owned subsidiary, HRE Exploration Ltd. (a BC Canada corporation).  On February 14, 2008, Hybrook changed its name to Best Energy Services, Inc. and also acquired Best Well Services, Inc. (“BWS”) a Kansas Corporation, and Bob Beeman Drilling Company (“BBD”), a Utah Corporation.  (See Note 6).

Also on February 14, 2008, Best Energy entered into a series of transactions which resulted in an increase in capitalization of Best Energy, and as part of the arrangement, Best Energy secured a credit facility of $25,000,000, and accordingly, management considers that Best Energy will continue for the foreseeable future. (Note 6)

Note 2- Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Pre-exploration Stage Company

Best Energy complies with the Statement of Financial Accounting Standards (“FAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” as pre-exploration stage as of and for the year ended January 31, 2007 and as a development stage entity as of and for the year ended January 31, 2008.

Principles of Consolidation

These consolidated financial statements include the accounts of Best Energy and its wholly-owned subsidiary HRE.  All significant inter-company balances and transactions have been eliminated.

Financial Instruments

The carrying value of Best Energy’s financial instruments, consisting of cash, recoverable advances, accounts payable and accrued liabilities and due to related party approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that Best Energy is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Income Taxes

Best Energy uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

Best Energy reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon Best Energy’s net income (loss) position at the calculation date.  Diluted loss per share has not been provided as it is antidilutive.

Foreign Currency Translation

As of January 31, 2008, Best Energy’s functional currency is the Canadian dollar as substantially all of Best Energy’s operations are in Canada.  Best Energy uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission in accordance with the FAS No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.

Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

New Accounting Standards

Best Energy does not believe that the adoption of the above recent pronouncements will have a material effect on Best Energy’s consolidated results of operations, financial position, or cash flows.

            Note 3 - Related Party Transactions

The amount due to related party is due to Best Energy’s director and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4 - Common Stock

During the period ended January 31, 2007, Best Energy sold to its director 5,500,000 common shares at $0.01 for $55,000 and 4,185,000 common shares at $0.014 to others for gross proceeds of $58,590.

Note 5 - Deferred Tax Assets

At January 31, 2008, Best Energy has accumulated net operating losses in the United States of America totaling approximately $101,000 which are available to reduce taxable income in future taxation years.  At January 31, 2008, Best Energy has accumulated Canadian resource property expenditures aggregating $16,455  which may be used to reduce taxable income in future taxation years.

The significant components of Best Energy’s deferred tax assets as of January 31, 2008 & 2007 are as follows:

	2008	2007
Deferred tax assets
Net operating loss carryforward	$34,509	$6,328
Less: valuation allowance	(34,509)	(6,328)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  Best Energy has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Best Energy underwent a change in control in February 2008. Accordingly, the above mentioned net operating losses will be limited; however, the Company has not yet determined the amount of the limitation.

Note 6 - Subsequent Events

Preferred Stock Issuances

Subsequent to January 31, 2008, Best Energy designated 2,000,000 Series “A” Preferred Shares which comprise part of the authorized 10,000,000 authorized preferred shares.  The Series “A” Preferred stock is convertible into common stock at a price of $4.00 at any time at the option of the holder, and convertible at the option of Best Energy if the closing market price of Best Energy’s common stock is $9.60 or higher for more than twenty consecutive trading days.

Subsequent to January 31, 2008, Best Energy sold 8,640 units, for gross proceeds of $8,640,000.  Each unit comprised 625 shares of our common stock and 90 shares of our Series “A” Preferred Stock.

Acquisitions

On February 14, 2008, Best Energy acquired 100% of Best Well Services, Inc. for $20,600,000, payable as follows:

A note payable for $20,000,000, which was paid off shortly thereafter through funding provided by a new secured corporate credit facility of $25,000,000 made available to the new corporate group;

Cash payment in the amount of $500,000 was delivered to an escrow agent to be held as security for Seller’s indemnification obligations under the BWS Acquisition Agreement for a period of six months; and the issuance of common stock of Best Energy to the seller valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading (46,744 shares).

Best Energy also entered into a one year employment agreement with the Seller, Mr. Tony Bruce, under which he will serve as a Vice President of the Central Division for an annual salary of $150,000.

On February 14, 2008, Best Energy also acquired 100% of Bob Beeman Drilling Company (“BBD”), a Utah Corporation, for $4,750,000, payable as follows:

A note payable for $4,050,000, which was paid off shortly thereafter through funding provided by a new secured corporate credit facility of $25,000,000 made available to the new corporate group;

Cash payment of $700,000 of which $500,000 was delivered to an escrow agent to be held as security for Seller’s indemnification obligations under the BBD Acquisition Agreement for a period of six months.

Best Energy also entered into a one year employment agreement with the seller’s son, Mr. Todd Beeman, who has also been active in the business, under which he will serve as Vice President of Western Operations for an annual salary of $150,000.

Leases

In connection with our acquisition of BWS, we executed an agreement to lease certain real property owned by Tony Bruce for a period of 3 years at $3,500 per month, plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  The leased property consists of approximately 5 acres in Liberal, Kansas.  We anticipate using the leased property to house the equipment necessary to run BWS’s business over the term of the lease.

In connection with our acquisition of BBD, we leased two parcels of real property owned by  Robert Beeman for a period of one year at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  The first leased property consists of approximately 7 acres in Moab, Utah.  The second leased property consists of approximately 10 acres in Wellington, Utah.  We anticipate using the leased properties to house the equipment necessary to run BBD’s business over the term of the lease.

Revolving Credit, Term Loan and Security Agreement

On February 14, 2008, we entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) to borrow up to $25,000,000 at approximately prime + 1% .  The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012.  Monies borrowed against the term loan portion of the total debt agreement, equal to $5,850,000, are amortized and must be repaid over 60 months, with an annual 25% recapture of Excess Cash Flow applied to the principal balance.

We drew upon a substantial portion of our Credit Facility in order to close our acquisitions of BWS and BBD. Draws against the Credit Facility are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD.

Cash Collateral Agreement

On February 14, 2008, PNC Bank, National Association entered into a Cash Collateral Agreement with an individual investor in which the investor agreed to put up cash in the amount of $2,500,000 as additional required security for our obligations under the Credit Facility.  In exchange for the agreement of such investor to enter into the Cash Collateral Agreement, we agreed to issue to such investor 1,562,500 shares of our common stock and 225,000 shares of our Series A preferred stock.  We will be obligated to repay any funds drawn on the Credit Facility without regard to the consideration given to the investor.

Financial Information on the Acquired businesses of BWS and BB Drilling

For Best Well Service, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Best Well Service, Inc.
Liberal, Kansas

We have audited the accompanying balance sheets of Best Well Service, Inc. (“Best Well”) as of December 31, 2007 and 2006, and the related statements of operations, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of Best Well’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Best Well is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Best Well’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Well as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 29, 2008

Best Well Service, Inc.
Balance Sheets
December 31, 2007 and 2006

ASSETS	2007	2006
Current assets
Cash	$1,869,542	$2,297,829
Trade securities, at market	772,765	705,801
Accounts receivable, net	1,882,757	1,631,600
Prepaid taxes	650,152	-
Total current assets	5,175,216	4,635,230

Property and equipment, net	4,563,400	4,335,287

TOTAL ASSETS	$9,738,616	$8,970,517

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$390,460	$653,268
Income taxes payable	-	816,285
Current portion of notes payable	267,040	230,431
Total current liabilities	657,500	1,699,984

Long-term liabilities:
Notes payable	201,942	211,466
Deferred taxes	520,592	362,183

TOTAL LIABILITIES	1,380,034	2,273,633

STOCKHOLDER’S EQUITY
Common stock, $100 par value per share; 10,000 shares authorized; 300 shares issued and outstanding	30,000	30,000
Additional paid-in capital	41,540	41,540
Retained earnings	8,287,042	6,625,344
Total stockholder’s equity	8,358,582	6,696,884
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,738,616	$8,970,517

The Accompanying Notes are an Integral Part of the Financial Statements

Best Well Service, Inc.
Statements of Operations
For the Years Ended December 31, 2007 and 2006
	2007	2006

Revenues	$17,746,048	$17,182,055

Cost of revenues	9,718,964	8,908,447

Gross margin on drilling operations	8,027,084	8,273,608

Operating expenses:
General and administrative expense	4,279,082	4,060,436
General and administrative expense – Related-party	39,365	42,300
Total operating expenses	4,318,447	4,102,736

Net operating income	3,708,637	4,170,872

Other income (expense):
Investment income	66,960	133,759
Interest (expense)/ income, net	106,539	(15,202)

Income before provision for income taxes	3,882,136	4,289,429

Income tax expense	1,430,374	1,831,058

Net income	$2,451,762	$2,458,371
Per Share Data
Basic diluted net income per share	$8,172.54	$8,194.57
Weighted average shares outstanding	300	300

The Accompanying Notes are an Integral Part of the Financial Statements

Best Well Service, Inc.
Statements of Stockholder’s Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2005	300	$ 30,000	$ 41,540	$ 4,206,973	$ 4,278,513

Net income	-	-	-	2,458,371	2,458,371
Dividends	-	-	-	(40,000)	(40,000)

Balance, December 31, 2006	300	$ 30,000	$ 41,540	$ 6,625,344	$ 6,696,884

Net income	-	-	-	2,451,762	2,451,762
Dividends	-	-	-	(790,064)	(790,064)

Balance, December 31, 2007	300	$ 30,000	$ 41,540	$ 8,287,042	$8,358,582

The Accompanying Notes are an Integral Part of the Financial Statements

Best Well Service, Inc.
Statements of Cash Flow
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$2,451,762	$2,458,371
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,094,645	811,131
Gain on sale of fixed assets	(50,000)	-
Deferred income tax expense	158,409	125,371
Non cash investment income (loss)	(66,960)	(117,995)
Changes in assets and liabilities:
Accounts receivable	(251,157)	(594,438)
Prepaid Expenses	-	22,823
Accounts payable and accrued liabilities	259,830	291,213
Income taxes payable	(1,466,437)	330,552

Net cash provided by operating activities	1,610,432	3,327,028

Cash flows from investing activities:
Capital expenditures, net	(2,050,822)	(1,404,399)

Cash flows from financing activities:
Proceeds from long-term debt	313,292	373,801
Payments on long term debt	(289,189)	(293,143)
Proceeds of related party loans	-	(104,590)
Payment of dividends	(12,000)	(40,000)

Net cash used in financing activities	12,103	(63,932)

Increase in cash and equivalents	(428,287)	1,858,697
Cash and equivalents, beginning of year	2,297,829	439,132

Cash and equivalents, end of year	$1,869,542	$2,297,829

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,615	$15,202
Cash paid for taxes	$1,619,997	$2,043,827

Noncash investing and financing activities:
Dividend – transfer of property and equipment	778,064	-

The Accompanying Notes are an Integral Part of the Financial Statements.

Best Well Service, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Note 1: Description of Business

Best Well Service, Inc. (“Best Well”), a Kansas corporation, was formed in 1992.  Best Well operates twenty-four workover rigs in Kansas, Oklahoma, and Texas.  It derives its income from workovers on existing producing wells and completing newly drilled wells.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2: Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

Best Well considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Accounts Receivable

Best Well provides an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors, Best Well has established an allowance for doubtful accounts of $72,648 as of December 31, 2007.  No allowance was provided as of December 31, 2006.

Credit Risk

Best Well is subject to credit risk relative to its trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of its customer base.

Best Well maintains cash balances at one bank and one financial institution. Accounts at the bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Best Well had uninsured cash balances of approximately $1,770,000 as of December 31, 2007 and $2,200,000 as of December 31, 2006.

Trading Securities

Best Well classifies its investments as trading based upon the nature of the investment.  Trading securities are primarily marketable equity securities which are reported at estimated fair value with realized and unrealized gains and losses included in other income (loss) in the statement of operations.  The estimated fair values of investments are based on quoted market prices or dealer quotes.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally four to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

Classification	Estimated Useful Life
Workover Rigs and Equipment	10 Years
Vehicles	5 Years
Buildings and Improvements	5 Years
Office Equipment	3 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized.  Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue Recognition

Best Well recognizes service revenue based on rate agreements in effect with customers as the service is provided and realization is assured.

Income Taxes

Best Well has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The differences are primarily differences in depreciation methods used for tax and reported for GAAP.

Dividends

Best Well has no formal dividend policy or obligations. Dividends are paid solely at the discretion of management.

Basic and Diluted Net Income per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the year. Diluted net income per common share includes the dilutive effects of common stock equivalents on an “as if converted” basis.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of December 31, 2007 and 2006, there were no dilutive potential common shares outstanding.

Recent Accounting Pronouncements

Best Well does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3: Trading Investments

The aggregate amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value, trading securities by major security type at December 31, 2007 and 2006 respectively are as follows:

Description	Cost	Gross Unrealized Gains	Estimated Fair Value
Trading 2007	$ 705,805	$ 66,960	$ 772,765
Trading 2006	$ 470,005	$ 235,796	$ 705,801

Note 4: Property and Equipment

Property and equipment consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Workover rigs and Equipment	$5,016,282	$4,114,764
Vehicles	3,571,533	3,324,241
Buildings and Improvements	278,882	278,882
Office Equipment	74,509	72,674
Total	8,941,206	7,790,561
Less: Accumulated depreciation	4,377,806	3,455,274
Property and equipment, net	$4,563,400	$4,335,287

Depreciation expense was $1,094,645 and $811,131 for the years ended December 31, 2007 and 2006, respectively.

Note 5: Concentrations

As of December 31, 2007, two of Best Well’s customers accounted for 24% and 14% of total accounts receivable (24% and 16% of total 2007 revenues, respectively).  As of December 31, 2006, two of Best Well’s customers accounted for 16% and 11% of total accounts receivable (21% and 15% of total 2006 revenues, respectively).

As of December 31, 2007 two of Best Well’s vendors accounted for 29% and 15% of total accounts payable (15% and 2% of total 2007 expenditures, respectively).  There were no significant vendors as of December 31, 2006.

Note 6: Income Taxes

Best Well files its income tax returns using the accrual method of accounting having converted from the cash method in 2003.  Cumulative timing differences resulting from the conversion to the accrual method of accounting for income tax purposes as well as differences in accounting methods for depreciation among others result in a net deferred tax liability and amounted to approximately $1,308,000 and $861,000 as of December 31, 2007 and 2006 respectively.

A reconciliation of the differences between the effective and statutory income tax rates are as follows for years ended December 31, 2007 and 2006:

Description	2007	2006
Federal Statutory Rate-34%	$1,319,926	$1,458,406
State Tax rate – 8%	311,811	343,154
Permanent Differences	(201,363)	29,498
Income tax provision	$1,430,374	$1,831,058

Deferred income tax expense (recovery) amounted to approximately $167,000 and $125,000 for years ended December 31, 2007 and 2006, respectively.

Note 7: Fair Value of Financial Instruments

The estimated fair value of Best Well’s financial instruments is as follows at December 31, 2007 and 2006 respectively:

The carrying amounts of cash and equivalents, accounts receivable and accounts payable - The carrying amounts approximated fair value due to the short-term maturity of these instruments.

Marketable securities are presented at estimated market value of $772,765 and $705,801 as of December 31, 2007 and 2006 respectively.

Note 8: Long Term Debt

Long term debt as of December 31, 2007 and 2006 consists of the following:

Description	2007	2006
Notes payable to a financial institution secured by transportation and rig equipment, bear interest rates from 0% to 9.1% per annum, due in monthly installments totaling $25,250 maturing at various dates through December 2010	$468,982	$441,897
Less Current Maturities	267,040	230,431
Long-Term Portion	$201,942	$211,466

The aggregate annual maturities under long-term Debt as of December 31, 2007, are as follows:

Year Ending December 31,	Amount
2008	$ 267,040
2009	161,794
2010	40,148
Total	$ 468,982

Note 9: Related-Party Transactions

Best Well is renting a shop that is owned by Tony Bruce, owner of the company.  Rent expense related to this transaction was $39,365 and $42,300 for the year end December 31, 2007 and 2006, respectively.

Note 10: Subsequent Events

Best Well was acquired in a purchase transaction on February 14, 2008, for cash and securities by Best Energy Services, Inc.

Best Energy acquired Best Well by purchasing all of our issued and outstanding stock from our current shareholder, Tony Bruce, for a total purchase price of $20,600,000, payable as follows: (i) a note for $20,000,000 was issued to Sellers at closing which was paid off shortly thereafter through funding provided by a permanent Credit Facility; (ii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Seller’s indemnification obligations under the Best Well Acquisition Agreement for a period of six months; and (iii) Best Energy agreed to issue to Mr. Bruce common stock valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading.  In addition, as part of the Acquisition Agreement, Best Energy also entered into a one year employment agreement with Mr. Bruce under which he will serve as a Vice President of Best Energy’s Central Division for an annual salary of $150,000.  Mr. Bruce has also agreed to join Best Energy’s board of directors.

Prior to the execution of the foregoing agreements with Mr. Bruce, there was no material relationship between Best Energy and Mr. Bruce.

For Bob Beeman Drilling Co.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bob Beeman Drilling Co.
Moab, Utah

We have audited the accompanying balance sheets of Bob Beeman Drilling Co. (“Beeman Drilling”) as of December 31, 2007 and 2006, and the related statements of operations, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of Beeman Drilling’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Beeman Drilling is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Beeman Drilling’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeman Drilling as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the financial statements presented herein as of and for the year ended December 31, 2006 have been restated for an error in the determination of Beeman Drilling’s current and deferred federal and state income tax liabilities.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 29, 2008

Bob Beeman Drilling Company
Comparative Balance Sheets as of
December 31, 2007 and 2006

ASSETS
	2007	2006
Current assets:
Cash	$53,898	$1,430,257
Trading Securities	8,895,754	4,318,984
Accounts Receivable	716,116	813,776
Prepaid expenses and other current assets	6,077	306,995

Total current assets	9,671,845	6,870,012

Property and equipment, net	977,959	1,204,339

TOTAL ASSETS	$10,649,804	$8,074,351

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$351,733	$130,799
Due to related party	55,210	54,500
Cash overdraft	-	74,400
Income taxes payable	-	418,241
Deferred income taxes payable	1,774,342	669,482
Margin Loan Payable	202,554	-

Total current liabilities	2,383,839	1,347,422

TOTAL LIABILITIES	2,383,839	1,347,422

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value per share; 100,000 shares authorized; 100,000 shares issued and outstanding	$100,000	$100,000
Retained earnings	8,165,965	6,626,929

Total stockholder’s Equity	8,265,965	6,726,929

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$10,649,804	$8,074,351

The Accompanying Notes are an Integral Part of the Financial Statements

Bob Beeman Drilling Company
Statements of Operations
For the years ended December 31, 2007 and 2006

	2007	2006
		(as restated )
Revenues	$4,650,567	$5,687,402

Cost of revenues:
Drilling costs
Related party	79,557	129,700
Non-related party	2,367,530	3,187,635
Depreciation	220,733	348,662
Total cost of revenue	2,667,820	3,665,997

Gross margin on drilling operations	1,982,747	2,021,405

Operating expenses:
Selling, general and administrative
Related party	325,000	301,359
Non-related party	2,013,129	1,060,800
Total general and administrative expense	2,338,129	1,362,159
Depreciation	5,647	9,512
Total operating expenses	2,343,776	1,371,671

Income (loss) from operations	(361,029)	649,734

Other income (expense):
Investment income (loss)	2,985,420	(1,193,423)
Interest expense	(21,759)	(76,043)
Income (loss) before provision for income taxes	2,602,632	(619,732)

Income tax expense (recovery)	1,063,596	(253,261)

Net income (loss)	$1,539,036	$(366,471)

Per Share Data:
Basic and diluted net income (loss) per share	$15.39	$(3.66)

Weighted average shares outstanding	100,000	100,000

The Accompanying Notes are an Integral Part of the Financial Statements

                                                                                                                 Bob Beeman Drilling Company
Statements of Stockholder’s Equity
For the years ended December 31, 2007 and 2006

	Common Stock
	Shares	Amount	Retained Earningx	Total
Balance, December 31, 2005 – as restated	100,000	$100,000	$6,993,400	$7,093,400

Net Loss	-	-	(366,471)	(366,471)

Balance, December 31, 2006 – as restated	100,000	100,000	6,626,929	6,726,929

Net Income	-	-	1,539,036	1,539,036

Balance, December 31, 2007	100,000	$100,000	$8,165,965	$8,265,965

The Accompanying Notes are an Integral Part of the Financial Statements

Bob Beeman Drilling Company
Statements of Cash Flow
For the years ended December 31, 2007 and 2006

	2007	2006
		(as restated)
Cash flows from operating activities:

Net income (loss)	$1,539,036	$(366,471)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	226,380	358,174
Gain on sale of property & equipment	(50,000)	-
Deferred income tax expense (recovery)	-	119,577
Unrealized investment (income) loss	(2,936,849)	1,356,703
Changes in assets and liabilities:
Accounts receivable	97,660	398,772
Accounts payable and accrued liabilities	165,290	(536,070)
Prepaid expenses and other current assets	306,995	(203,368)
Income taxes payable	680,542	(504,259)
Net cash provided by operating activities	29,054	623,058

Cash flows from investing activities:
Capital expenditures	-	(752,658)
Investments in equity securities	(9,709,260)	(6,302,631)
Sale of equity securities	8,050,583	11,265,968
Cash received from sale of property and equipment	50,000	-

Net cash provided by (used in ) investing activities	(1,608,677)	4,210,679

Cash flow from financing activities:
Bank overdraft	-	74,400
Payments on related party debt	(202,000)	(49,127)
Proceeds from related party debt capital	202,710	-
Proceeds from (payments of ) margin loan	202,554	(3,580,507)
Net cash provided by (used in) financing activities	203,264	(3,555,234)

Net increase (decrease) in cash and cash equivalents	(1,376,359)	1,278,503
Cash and equivalents, beginning of the year	1,430,257	151,754

Cash and equivalents, end of year	$53,898	$1,430,257

Supplemental disclosures
Cash paid for interest	$-	$-

Cash paid for taxes	$379,154	$220,497

The Accompanying Notes are an Integral Part of the Financial Statements

Bob Beeman Drilling Company
Notes to Financial Statements
December 31, 2007 and 2006

Note 1: Description of Business

Bob Beeman Drilling Company, a Utah corporation, was formed in 1966.  Beeman Drilling operates twelve drilling and core rigs in Utah, New Mexico, Nevada, Arizona and Colorado.  It derives its income from mineral core sampling, deep water well drilling and oil and gas drilling.

    Restatements arising from errors resulting in an understatement in retained earnings at December 31, 2006 of $319,960, overstatement in income tax recovery for the year ended December 31, 2006 of $45,220, and understatement in retained earnings at December 31, 2005 of $365,180 were made.  See Note 3 for details.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2: Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

Beeman Drilling considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Accounts Receivable

Beeman Drilling provides an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  As of December 31, 2007, there was no allowance provided on accounts receivable due to management’s assessment of the collectability of these items.

Credit Risk

Beeman Drilling is subject to credit risk relative to its trade receivables.  However, credit risk with respect to trade receivables is minimized due to the nature of its customer base.

Beeman Drilling maintains cash balances at one bank and one financial institution. Accounts at the bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Beeman Drilling also had $1,413,037 invested in an overnight repurchase agreement account as of December 31, 2007.

Trading securities

Beeman Drilling classifies its investments as trading based upon the nature of the investment. Trading securities are primarily marketable equity securities which are reported at estimated fair value with realized and unrealized gains and losses included other income (loss). The estimated fair values of investments are based on quoted market prices or dealer quotes.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Classification	Estimated Useful Life
Drilling Rigs & Equipment	5-10 Years
Heavy trucks & trailers	5 Years
Automobiles	3-5 Years
Buildings and Improvements	10 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue Recognition

Beeman earns contract drilling revenue under daywork contracts. Revenues on daywork contracts are recognized based on the days completed at the dayrate each contract specifies. Mobilization revenues and costs for daywork contracts are recognized over the days of actual drilling.

Income Taxes

Beeman Drilling recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The company recognizes deferred tax assets if it is more likely than not that the assets will be realized in future years.

Net Income per Common Share

Basic net income (loss) per common share amounts are computed using the weighted average number of common shares outstanding during the year. Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible preferred stock and are calculated using the treasury stock method. As of December 31, 2007, there were no dilutive potential common shares outstanding.

Recent Accounting Pronouncements

Beeman Drilling does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operation or cash flows.

Note 3 : Restatement of Previously Issued Financial Statements

The financial statements presented herein as of and for the year ended December 31, 2006 have been restated for an error in the determination of the Company’s current and deferred federal and state income tax liabilities.

Beeman Drilling identified errors related to the determination of the it’s current and deferred federal and state income tax liabilities previously reported in its financial statements as of and for the year ended December 31, 2006  in the course of preparing financial statements for the year ended December 31, 2007.  These errors relate to the Company’s failure to account for a deferred tax liability from unrealized investment gains on marketable securities and the determination of its current provision for income tax expense.  In order to correct the errors described above, the Beeman Drilling has restated its financial statements as of and for the year ended December 31, 2006.

The effects of the restatement are summarized as follows:

	As Previously Reported	Adjustments	As Restated
	$	$	$
Income tax recovery	(298,481)	45,220	(253,261)
Retained earnings, December 31, 2006	6,306,969	319,960	6,626,929
Retained earnings, December 31, 2005	6,628,220	365,180	6,993,400

Note 4: Trading Securities

The aggregate amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of trading securities at December 31, 2007 and 2006, is as follows:

Date	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006	$3,745,968	$573,016	$-	$4,318,984
December 31, 2007	$5,741,686	$3,418,943	$(264,875	$8,895,754

The trading securities collateralize a margin loan account totaling $202,554 and $-0- as of December 31, 2007 and 2006, respectively. This account is reflected as a current liability in the balance sheet.

Note 5: Property and Equipment

Property and equipment consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Description	Amount	Amount

Drilling rigs & equipment	$2,757,213	$2,854,696
Heavy trucks & trailers	368,400	368,400
Automobiles	499,730	499,730
Buildings and improvements	25,633	25,633

Total	3,650,976	3,748,459
Less: Accumulated depreciation	2,728,017	2,599,120

Net depreciable assets	922,959	1,149,339
Land	55,000	55,000

Property and equipment, net	$977,959	$1,204,339

Depreciation expense was $226,380 and $358,174 for 2007 and 2006, respectively.

Note 6: Concentrations

The Company maintains cash balances at one bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company had uninsured cash balances in the amount of $1,413,037 at December 31, 2007.

As of December 31, 2007, three customers accounted for 47%, 17%, and 10% of total accounts receivable, respectively. During 2007, these three largest customers accounted for 30%, 22%, and 10% of total revenues, respectively.

As of December 31, 2006, four customers accounted for 61%, 14% , 12% and 8% of total accounts receivable, respectively. During 2006, the four largest customers accounted for 26%, 24%, 15% and 9% of total revenues, respectively.

Note 7: Income Taxes

Beeman Drilling files its income tax returns using the cash method of accounting. Cumulative timing differences resulting from the use of the cash method of accounting for income tax purposes result in a net deferred tax liability and amounted to approximately $1,200,000 and $4,400,000 as of December 31, 2006 and 2007, respectively.

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Federal statutory rate- 34%	$884,895	$(210,709)
State tax rate- 6%	156,158	(37,184)
Change in anticipated applicable rates	22,543	(5,368)
Income tax Provision	$1,063,596	$(253,261)

Deferred income tax expense amounted to approximately $750,000 and $120,000 for 2007 and 2006, respectively.

Note 8: Related Party Transactions

Related parties provided services to Beeman Drilling and were employed by Beeman Drilling during 2006 and 2007. Beeman Drilling owed related parties $55,210 as of December 31, 2007. Interest has not been accrued or imputed on the amounts owed to related parties as they settled on a current basis. Beeman Drilling paid related parties $79,557and $129,700 in the nature of services charged to cost of revenues, during 2007 and 2006, respectively. Beeman Drilling paid related parties $325,000 and $ 301,359 in the nature of services charged to selling, general and administrative expenses, during 2007 and 2006, respectively.

Note 9: Margin Loan Payable

Beeman Drilling has an outstanding margin loan due to a financial institution totaling $202,554 at December 31, 2007.  Interest is applied to the average daily balance and is at 8.125% as of December 31, 2007.

SELECTED UNAUDITED PRO FORMA CONDENSED
CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated balance sheet and statement of operations and related notes are presented to show the pro forma effects of the acquisition of Best Well Services, Inc. (“BWS”) and Bob Beeman Drilling Company (“BBD”).  The pro forma condensed consolidated statement of operations for the year ended January 31, 2008 is presented to show income from continuing operations as if the BWS and BBD acquisitions occurred as of the beginning of the period. The pro forma condensed consolidated balance sheet as of January 31, 2008 is presented to show the financial position as if the BWS and BBD acquisitions occurred as of January 31, 2008.

Pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma condensed consolidated financial statements. The pro forma data are not necessarily indicative of the financial results that would have been attained had the acquisition of BWS and BBD occurred on the dates referenced above and should not be viewed as indicative of operations in future periods. The unaudited pro forma condensed consolidated balance sheet and statement of operations should be read in conjunction with notes thereto and the financial statements as of and for the year ended January 31, 2008 for Best Energy Services and the financial statements as of and for the year ended December 31, 2007 for BWS and BBD included elsewhere in this Form 10-K.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
[

	Best			Pro Forma		Pro Forma
	Energy	BWS	BBD	Adjustments		Consolidated
Assets
Cash	$5	$1,869,542	$53,898	$7,603,200	(a) **	$8,205
				15,135,000	(c)
				2,850,000	(e)
				(22,369,542)	(g)
				(4,603,898)	(h)
				(530,000)	(i)
Trading securities	-	772,765	8,895,754	(772,765)	(g)	-
				(8,895,754)	(h)
Accounts receivable and other current assets	-	2,532,909	722,193	(2,032,909)	(g)	500,000
				(722,193)	(h)
Total current assets	5	5,175,216	9,671,845			508,205
Deferred financing cost	-	-	-	2,200,000	(a)	2,450,000
				250,000	(c)
Property and equipment, net	-	4,563,400	977,959	15,536,600	(g)	24,850,000
				3,772,041	(h)
Goodwill	-	-	-	530,000	(i)	530,000
Total assets	5	9,738,616	10,649,804	7,949,780		28,338,205

Liabilities and stockholders' equity
Accounts payable and accrued expenses	10,141	390,460	351,733	(390,460)	(g)	10,141
				(351,733)	(h)
Due to related party	22	-	55,210	(55,210)	(h)	22
Due to American Rig Housing	-	-	-	200,000	(h)	200,000
Deferred income taxes	-	-	1,774,342	(1,774,342)	(k)	-
Current portion of notes payable	-	267,040	202,554	(267,040)	(g)	-
				(202,554)	(h)
Total current liabilities	10,163	657,500	2,383,839			210,163
Revolving note payable	-	-	-	15,385,000	(c) **	15,385,000
Term note payable	-	-	-	2,850,000	(e)	2,850,000
Notes payable	-	201,942	-	(201,942)	(g)	-
Deferred income taxes	-	520,592	-	(520,592)	(g)	-
Redeemable Series A Preferred Stock	-	-	-	10,026,000	(a)	10,026,000
Total liabilities	10,163	1,380,034	2,383,839			28,471,163

Stockholders' equity
Common stock	9,685	30,000	100,000	6,963	(a)	17,273
				(29,375)	(g)
				(100,000)	(h)
Additional paid-in capital	98,109	41,540	-	(229,763)	(a)	(32,279)
				57,835	(g)
Retained earnings (deficit)	(117,952	8,287,042	8,165,965	(8,287,042)	(g)	(117,952)
				(8,165,965)	(h)
Total stockholders' equity	(10,158	8,358,582	8,265,965			(132,958)
Total liabilities and stockholders' equity	5	9,738,616	10,649,804	7,949,780		28,338,205

** Unused available borrowing capacity of $2,500,000

See notes to unaudited pro forma condensed consolidated financial statements.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Actual			Pro Forma		Pro Forma
	Best Energy	BWS	BBD	Adjustments		Consolidated
Revenues	$-	$17,746,048	$4,650,567			$22,396,615
Cost of revenues	-	8,624,319	2,447,087	(79,557)	(l)	10,991,849
Cost of revenues-depreciation	-	1,094,645	220,733	1,134,148	(j)**	2,449,526
Gross margin on drilling operations	-	8,027,084	1,982,747			8,955,240
Operating expenses:
General and administrative	97,826	4,279,082	2,013,129	(1,778,000)	(l)	4,612,037
General and administrative-depreciation			5,647			5,647
General and administrative - related party	-	39,365	325,000	(364,365)	(l)	-
Total operating expenses	97,826	4,318,447	2,343,776			4,617,684
Operating income (loss)	(97,826	3,708,637	(361,029			4,337,556
Other income (expense):
Investment income (loss)	-	66,960	2,985,420	(3,052,380)	(k)	-
Amortization of deferred financing cost	-	-	-	(2,262,500)	(d)	(2,262,500)
Interest expense	-	106,539	(21,759	(701,820)	(b)	(1,893,490)
				(199,500)	(f)
				(1,076,950)	(d)
Total other income (expense)	-	173,499	2,963,661			(4,155,990)
Income (loss) before income taxes	(97,826	3,882,136	2,602,632			181,566
Income tax (expense) recovery	-	(1,430,374	(1,063,596	2,426,896	(m)	(67,074)
Net income (loss)	(97,826	2,451,762	1,539,036			114,492

Net income per share:
Basic and diluted	$(0.01					$0.01
Weighted average shares outstanding:
Basic and diluted	9,685,000			882,500		10,567,500

Total Depreciation is $2,455,173

See notes to unaudited pro forma condensed consolidated financial statements.

BEST ENERGY SERVICES, INC.
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

1. Basis of Presentation

The acquisition of BWS and BBD is described elsewhere in this annual report on Form 10−K.  The unaudited pro forma condensed consolidated balance sheet as of January 31, 2008 is based on the financial statements of Best Energy Services as of January 31, 2008 and the financial statements of BWS and BBD as of December 31, 2007 and the adjustments and assumptions described below.  The unaudited pro forma condensed consolidated statements of operations for the year ended January 31, 2008 are based on the financial statements of Best Energy Services for the year ended January 31, 2008 and the financial statements of BWS and BBD for the year ended December 31, 2007 and the adjustments and assumptions described below.

2. Pro Forma Adjustments:

The unaudited pro forma condensed consolidated financial statements reflect the following adjustments:

(a)
Record the net proceeds from the $8,640,000 private offering of units, net of cash placement agent fees of $1,036,800.  The Company also issued an additional 2,500 units valued at $2,500,000 in exchange for the counterparty providing additional cash collateral for the Revolving Notes.  The value of these units, net of cash placement agent fees of $300,000, has been recorded as deferred financing costs and will be amortized over the period in which the cash collateral is available.

(b)	Record redemption of preferred stock interest on preferred stock.
(c)	Record borrowing $15,385,000 under Revolving Note Agreement to fund acquisitions.
(d)	Record interest expense on Revolving Note Agreement and amortization of deferred financing costs.
(e)	Record borrowing $2,850,000 under Term Note Agreement to fund acquisitions and provide for working capital.
(f)	Record interest expense on Term Note Agreement.
(g)	Record acquisition of BWS and allocation of purchase price.
(h)	Record acquisition of BBD and allocation of purchase price.
(i)	Record transaction costs associated with acquisition and financing.
(j)	Record incremental depreciation on property and equipment as a result of the acquisition of BWS and BBD.
(k)	Reverse investment income (loss) as trading securities will not be included in acquisition of BWS and BBD.
(l)	Eliminate related party expenses incurred by BWS and BBD which will not be incurred acquisitions.
(m)	Adjust tax expense based on income statement adjustments.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

On January 21, 2008, the Company filed Form 8-K as notification of the change of its independent registered auditor from Amisano Hanson (“AH”)  to  BDO Dunwoody LLP (“BDO”) due to their merger.

Effective March 5, 2008, the Company dismissed BDO Dunwoody LLP, of Vancouver, B.C, (the “Former Accountant”) as its independent registered public accounting firm. The decision was approved by the Company’s board of directors.  Effective March 5, 2008, the board of directors has engaged Malone & Bailey, PC (“M&B”) of Houston, Texas as the Company’s new independent registered public accounting firm for the fiscal year ended January 31, 2008.  On May 2, 2008, the Company filed Form 8-K as notification of this change of its independent registerd auditor.

Pursuant to Regulations S-K Item 304(a)(1)(ii), the Company is required to state whether the principal accountant’s report on the financial statements for either of the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles; and also describe the nature of each such adverse opinion, disclaimer of opinion, modification, or qualification.

As of the March 5, 2008 dismissal date, BDO had not yet issued an opinion on the Company’s financial statements.

In connection with its audit for the year ended January 31, 2008, which has not been completed, and through March 5, 2008, the Company has not had any disagreements with BDO on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused them to make reference thereto in their report on the financial statements for such year.

During the period from January 31, 2008 and March 5, 2008  and through date of the change in certifying accountant, there were no reportable events as described in Regulation S-K 229.304(a)(1)(v).

The Company has provided the Former Accountant with a copy of our Report on Form 8-K filed on May 2, 2008, and requested that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements of the Company and, if not, stating the respects in which it disagrees.

The Company did not, nor did anyone on its behalf, consult M&B during the period from January 31, 2008 through March 5, 2008, and any subsequent period prior to the Company’s engagement of that firm regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting for an auditing or financial reporting issue.

Item 9A(T). Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (who joined the Company in February 2008), of the effectiveness of our disclosure controls and procedures as of January 31, 2008 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of January 31, 2008, we did not maintain effective controls over the control environment.  Specifically, we had not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Additionally, we had not developed and effectively communicated to our employees our accounting policies and procedures.  This had resulted in inconsistent practices.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of January 31, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of January 31, 2008, we did not maintain effective controls over equity transactions.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information.

None

Item 10	Directors, Executive Officers and Corporate Governance.

The information relating to this Item 10 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2008.

Item 11	Executive Compensation.

The information relating to this Item 11 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2008.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to this Item 12 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2008.

Item 13	Certain Relationships and Related Transactions, and Director Independence.

The information relating to this Item 13 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2008.

Item 14	Principal Accounting Fees and Services

The information relating to this Item 14 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2008.

Item 15	Exhibits, Financial Statement Schedules.

(a)              The following documents are filed as part of this report:

1.	Financial Statements

See Index to Consolidated Financial Statements on page 19 of this Form 10-K.

2.	Financial Statement Schedules

Schedule II is included in the financial statement footnotes contained in this report.

3.	Exhibits:

The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporate by reference.

Exhibit No.                                                             Description

3.1
Articles of Incorporation of the Company dated August 11, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
*3.3	Certificate of Designation – Series A Preferred Stock.
4.1
Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).

*10.1	Stock Purchase Agreement – Best Well Services, Inc. dated February 14, 2008.
*10.2	Stock Purchase Agreement – Bob Beeman Drilling Co. dated February 14, 2008.
*10.3	Escrow Agreement – Tony Bruce dated February 14, 2008.
*10.4	Demand Note – Tony Bruce dated February 14, 2008.
*10.5	Release Agreement – Tony Bruce dated February 14, 2008.
+*10.6	Employment Agreement – Tony Bruce.
*10.7	Noncompetition, Nondisclosure and Non-solicitation Agreement – Tony Bruce.
*10.8	Lease Agreement – Tony Bruce.
*10.9	Escrow Agreement – Robert L. Beeman dated February 14, 2008.
*10.10	Demand Note – Robert L. Beeman dated February 14, 2008.
*10.11	Release Agreement – Robert L. Beeman dated February 14, 2008.
*10.12	Noncompetition, Nondisclosure and Non-solicitation Agreement – Robert L. Beeman.
*10.13	Lease Agreement – Robert L. Beeman.
*10.14	Revolving Credit, Term Loan and Security Agreement dated February 14, 2008.
*10.15	Term Note dated February 14, 2008.
*10.16	Revolving Credit Note dated February 14, 2008.
*10.17	Pledge Agreement dated February 14, 2008.
*10.18	Collateral Assignment – Robert L. Beeman dated February 14, 2008.
*10.19	Collateral Assignment – Tony Bruce dated February 14, 2008.
*10.20	Placement Agent Agreement – Andrew Garrett, Inc.
*10.21	Cash Collateral Agreement – Morris Gad dated February 14, 2008.
21.1	List of Company’s Subsidiaries
31.1	Certification of Chief Executive Officer of Best Energy Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Best Energy Services, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1
Certification of Chief Executive Officer of Best Energy Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2
Certification of Chief Financial Officer of Best Energy Services, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

+	Management contract, compensatory plan or arrangement
*	Previously filed as an exhibit to Current Report on Form 8-K filed on February 21, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST ENERGY SERVICES, INC.
By	/s/ Larry W. Hargrave
Larry W. Hargrave
Chief Executive Officer and President
May 2,2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry W. Hargrave	Chariman, President, Chief Executive Officer, Secretary, and Director (Principal Executive Officer)	May 2, 2008
Larry W. Hargrave

/s/ James W. Carroll	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 2, 2008
James W. Carroll

/s/ Tony Bruce	Vice President and Director	May 2, 2008
Tony Bruce

/s/ Mark Harrington	Director	May 2, 2008
Mark Harrington

/s/ James Byrd	Director	May 2, 2008
James Byrd