Form 10-K/A
BEST ENERGY SERVICES, INC.
filed 2008-05-30
CIK 1397346

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A NUMBER 1
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-53260

BEST ENERGY SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	02-0789714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1010 Lamar Street, Suite 1200, Houston, Texas 77002
(Address of principal executive offices)

Registrant¡¯s telephone number, including area code:           (713) 933-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant¡¯s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of ¡¡ãaccelerated filer,¡¡À ¡¡ãlarge accelerated filer¡¡À and ¡¡ãsmaller reporting company¡¡À in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐                                                                                                    Accelerated filer ☐

Non-accelerated filer ☐ (Do not mark if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2007 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $nil.

The number of shares of the Registrant¡¯s common stock issued and outstanding on May 23, 2008, was 20,216,366.

Explanatory Note: This Form 10-K/A Number 1 is being filed in order to include information required by Items 10-13 originally intended to be incorporated by reference to the information to be included in the Company¡¯s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our officers and directors were appointed February 14, 2008 except James Byrd who was appointed on March 17, 2008 and Charles Daniels, who was appointed on April 1, 2008. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) Held
Larry W. Hargrave	57	Director, Chief Executive Officer and President
Charles Daniels	53	Executive Vice President and Chief Operating Officer
James W. Carroll	51	Director, Executive Vice President and Chief Financial Officer
Tony Bruce	54	Director and Vice President of Central Operations
James Byrd	49	Director
David Gad	23	Director
Joel Gold	66	Director
Mark Harrington	54	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Larry W. Hargrave, Director, Chief Executive Officer and President - Mr. Hargrave is a multi-degreed petroleum geologist with over 30 years industry experience as an operator, explorer, and exploitation specialist. Mr. Hargrave began his career with Xlog in 1973 and in 1975 joined then NYSE listed Damson Oil Company where he served as that company¡¯s Northern Regional Manager. In that capacity he was also responsible for in excess of 130 employees, including drilling rig hands and office support personnel for that company¡¯s drilling program. He followed a fellow Damson employee in 1979 in forming Lomax Exploration and in 1985 was asked by Lomax¡¯s key investor group to head their own exploration effort. In 1991/1992 Mr. Hargrave served the E&P subsidiary of NYSE listed Global Marine as Senior Geologist. He is personally responsible for the discovery and development of 14 significant domestic and international oil and gas fields. In 1991, he founded and served as President of NGL Industries, which installed and operated low-pressure natural gas gathering systems in South Texas and profitably monetized in 1996. In 1992, Mr. Hargrave founded Arctic Gas Processors in conjunction with the World Bank. AGP¡¯s mission was to develop processing opportunities in the Soviet Union, Africa and Trinidad. Also in 1996 that company was profitably sold to Singapore based Agio Counter Trade. Mr. Hargrave acquired sole control and has been the President of ARH from 1996 to the present. In January of 2007, Mr. Hargrave teamed up with William Weekely in initiating our current business and execution model.

Charles Daniels, Executive Vice President and Chief Operating Officer ¡§C On April 1, 2008, Mr. Daniels was appointed Chief Operating Officer.  Reporting to Best Energy¡¯s Chief Executive Officer, Larry Hargrave, Mr. Daniels is charged with overseeing the Company¡¯s day-to-day operational activities, employee and customer relations and execution of tactical business development programs and corporate growth initiatives.

Prior to joining the executive leadership team at Best Energy, Mr. Daniels served as Contracts Manager for Patterson UTI Energy, Inc., one of the nation¡¯s largest drilling services companies with approximately 350 marketable land-based drilling rigs in operation.  During his seven year tenure at Patterson UTI (and two years with UTI prior to its merger with Patterson in 2001), Mr. Daniels focused primarily on optimizing contracting services, increasing service levels across all drilling operations and managing key customer and supplier relationships.  As Sales and Operations Manager at Knight Oil Tools, the largest privately held rental tool company in the oil and gas industry, he managed all operational activities relating to the sales and rental of tools, equipment and services for customers engaged in drilling, completion and well control in Texas and South America.  Prior industry experience also included management roles with McCrimmon Drilling Company Drilling Tools, Inc., J3 Drilling Company, and Mid-Continent Supply Company, where he first began his career.

James W. Carroll, Director, Executive Vice President and Chief Financial Officer - Mr. Carroll has 28 years of experience in the oil and gas business. He learned the business by working for fifteen years with the Cullen Family in Houston, Texas. For his last seven years there, he was the chief financial officer of Quintana Petroleum Corporation, the Cullens¡¯ primary operating company which operated over 1,400 wells.  In 1995, Mr. Carroll formed Bright Hawk Resources, Inc., purchasing working and royalty interests in over 400 wells domestically and assembling a 650,000-acre frontier exploration block in Central America.  In 2000, he broadened his public-company experience by joining a new public internet/media company as their CFO. After successfully leading that company through its first year of SEC reporting, during which it closed ten small acquisitions, he co-founded Goldbridge Capital, LLC, a Houston investment banking and business advisory firm. He had started his career in the management consulting division of Ernst & Young in 1977, prior to joining the Cullens in 1980.  Mr. Carroll holds a Bachelor¡¯s degree, summa cum laude, from Rice University with a double major in economics and management and a Master¡¯s degree in accounting, also from Rice. In addition, he was an Adjunct Assistant Professor for five years in the graduate business school at Rice in the early 1990¡¯s. He is a Certified Public Accountant and a Certified Management Accountant.

Tony Bruce, Director and Vice President of Central Operations ¡§C Mr. Bruce was the Founder and Chairman of Best Well Services, Inc, or BWS, which was acquired by the Company in February 2008. Mr. Bruce¡¯s family has been in the drilling business since the 1940¡¯s and moved to Kansas in the 1950¡¯s. Mr. Bruce has worked in the family business and purchased his father¡¯s company in 1980 which he subsequently sold. In 1989, Mr. Bruce returned to the oil business taking a position with National Oil Well. In 1991, Mr. Bruce started BWS with one workover rig and today the company is operating 24 rigs within a 100 mile radius of Liberal, Kansas in the Hugoton Embayment, the Texas Panhandle field and the Anadarko Basin.

James Byrd, Director - Mr. Byrd is the designated Board appointee of CoreFund, L.P., a Company shareholder and lender who nominated Byrd in accordance with the terms and conditions of its debt and equity investments in the Company.  Mr. Byrd has spent his career focused on building businesses in a wide range of industries, from start-ups to mature companies, both publicly traded and privately held.  From 1987 through 1993, he was the founding and managing partner of Schoene, Byrd, Piercefield and Heinkel, an Orlando, Florida-based, full service commercial law firm specializing in corporate and securities, real estate and general business law.  In 1993, Byrd founded and served as CEO of Sobik¡¯s Subs, Inc., a 32-unit franchise chain of sandwich shops that he took public through reverse merger and grew to 80 units within 30 months.  In 1996, he served as CEO of Fortune Financial Systems, Inc., a company he founded and subsequently took public, which saw annual sales climb from $50,000 to nearly $100 million in just one year.

In 1998, Mr. Byrd formed Vanguard Capital, LLC, a privately held equity firm that he continues to manage today.  Vanguard has acted as a consultant to several highly successful public merger deals, including World Commerce Online, Inc., a public stock that grew from a private placement of $0.50 per share to over $30 per share; and Parts.com, a publicly traded online auto parts provider that went from a private placement of $0.50 per share to over $50 per share in the span of 12 months.  In 2004, he founded OE Source, LC, an auto parts importer and distributor, and as a Managing Director, oversaw the growth of the company from $3 million in sales in 2004 to over $15 million in sales in 2007.  The company went public by way of reverse merger in January 2008 under the name General Automotive Company.

Mr. Byrd attended Florida State University (FSU) where he earned a B.S. degree in Communications and subsequently earned a JD with High Honors from the FSU College of Law.  He has been a member in good standing of the Florida Bar since 1986.

David Gad, Director ¡§CFrom October 2007 to the present, Mr. Gad is VP of Marketing in Almod Diamonds Ltd.  From 2003 until October 2007, Mr. Gad worked as a retail manager of various diamond store locations in St. Thomas, Aruba, and Cozumel for Almod Diamonds Ltd.  Mr. Gad has a Bachelors of Science in Business Administration from American University in Washington, D.C.

Joel Gold, Director - Mr. Gold is Director of Investment Banking of Andrew Garrett, Inc., an investment-banking firm located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, Managing Director of Fechtor Detwiler & Co., Inc. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (¡¡ãBear Stearns¡¡À). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. He is currently a director, and serves on the Audit and Compensation Committees, of Geneva Financial Corp., a publicly held specialty, consumer finance company, Emerging Vision, a retail eye care company, BlastGard International, a developer of blast mitigation materials, and Food Innovations, a specialty food company. Joel has a B.S. in accounting from Brooklyn College, an M.B.A from Columbia Graduate School of Business, and a Juris Doctorate from NYU Law School. Joel is the President and Founder of Just One Life, a charitable organization that assists women with difficult childbirth conditions.

Mark G. Harrington, Director - Mr. Harrington has served in various professional capacities as Chairman, President, Chief Executive Officer or Chief Operating Officer of six separate emerging energy companies and private investment groups. These companies are: Chipco Energy, Inc. (1982-1985) President and Chief Operating Officer of the privately held concern that focused on private equity investments and exploratory drilling projects; Harrington and Company (1986-Present) Founder and Chief Executive Officer of the privately held concern which formed Energy Vulture Funds in 1986/1987 and continues to provide advisory service to select energy companies; HCO Canada, Ltd. (1986-1997) Founder, Chairman and CEO of the privately held concern which subsequently incubated Calgary-based and TSE listed HCO Energy that was later sold in 1997; HarCor Energy, Inc. (1986-1998) Chairman and CEO of the NASDAQ NMS listed company incubated through the Energy Vulture funds that was placed for sale in March, 1997; Dune Energy, Inc. (2003-2004) President and COO of the AMEX listed company; he resigned after successful launch of the Company to pursue other business ventures; and Quinduno Energy, Inc. (2004-2006) President and CEO of the privately held company, Quinduno sold it assets to Petrosearch Energy in 2005. Mr. Harrington is also currently director of energy finance at Andrew Garrett, Inc.

He began his career in 1977 as an energy analyst at the U.S. Trust Company and in 1978 joined Carl H. Pforzheimer & Co. in the same capacity. Mr. Harrington became a partner in that firm in 1980 as well as President of the in-house investment arm, Chipco Energy. Mr. Harrington resigned in 1985 to form Harrington and Company and create the Energy Vulture funds to pursue distressed opportunities in energy out of which were incubated both HCO Energy in Calgary and the Houston-based HarCor Energy. Mr. Harrington has been featured in or authored in excess of 20 publications and made guest appearances on CNBC, Canada AM, Dow Jones News and Bloomberg. Mr. Harrington is a resident of Houston, Texas and holds both a BBA and MBA in Finance from the University of Texas.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

There are no family relationships among our directors and executive officers.

Audit Committee

The entire board of directors is currently acting as the audit committee as specified in Section 3(a)(58)(B) of the Exchange Act.

Code of Ethics

In May 2008, the Board of Directors unanimously approved Best¡¯s Code of Ethics.  This Code is a statement of our high standards for ethical behavior, legal compliance and financial disclosure, and is applicable to all directors, officers, and employees.  A copy of the Code of Ethics can be found in its entirety on our website at www.BEYSinc.com.  Additionally, should there be any changes to, or waivers from, our Code of Ethics, those changes or waivers will be posted immediately on our website at the address noted above.

Stockholder Communications with Board

The Board of Directors has implemented a process by which stockholders may communicate with the Board of Directors.  Any stockholder desiring to communicate with the Board of Directors may do so in writing by sending a letter addressed to The Board of Directors, c/o The Corporate Secretary.  The Corporate Secretary has been instructed by the Board to promptly forward communications so received to the members of the Board of Directors.

Director Nominations

The Company currently does not have a nominating committee and has not adopted any procedures by which security holders may recommend nominees to the Board of Directors.  The current members of the Board of Directors were all appointed in February and March 2008 and the Board has only organized the Compensation Committee to-date.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended January 31, 2008, we were not subject to the reporting requirements of Section 16(a).

Item 11.Executive Compensation

Summary Compensation Table

We were formed in October 2006 and at January 31, 2008, we had only one officer, Les Scott. The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to the Company, ARH, BWS, and Beeman for the two years ended January 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Les D. Scott, former President	2008 2007(1)	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Larry W. Hargrave, Chief Executive Officer and President(2)	2007	--	--	--	--	--	$150,000	--	$150,000
	2006	--	--	--	--	--	$150,000		$150,000
Charles Daniels, Executive Vice President and Chief Operating Officer	2007 2006	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
James W. Carroll, Executive Vice President and Chief Financial Officer	2007 2006	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Tony Bruce, Vice President of Central Operations (3)	2007	$59,250	$400,000	--	--	--	--	--	$459,250
	2006	$58,500	$400,000	--	--	--	--	--	$458,500
__________________

(1)	Fiscal year ended January 31.
(2)	Represents amounts paid by ARH for the two years ended December 31, 2006 and 2007.
(3)	Represents amounts paid by BWS for the two years ended December 31, 2006 and 2007.

Subsequent to January 31, 2008, we have elected the following four executive officers:

Name                                                     Position

Larry W. Hargrave                         Chief Executive Officer and President

Charles Daniels                               Executive Vice President and Chief Operating Officer

James W. Carroll                             Executive Vice President and Chief Financial Officer

Tony Bruce                                      Vice President of Central Operations

Employment Agreement

On March 5, 2008, the Company entered into an employment agreement with its chief executive officer, Larry W. Hargrave (the ¡¡ãHargrave Employment Agreement¡¡À). The Hargrave Employment Agreement provides that Mr. Hargrave will serve as the Company¡¯s chairman of the board, president and chief executive officer, and has an initial term beginning March 5, 2008 and ending on December 31, 2009.  Under the terms of the Hargrave Employment Agreement, Mr. Hargrave¡¯s employment may be terminated at any time, with or without cause, by either Mr. Hargrave or the Company.  Mr. Hargrave will receive an initial annual base salary of $150,000, which will be increased to a rate of $192,000 per annum as of the first month beginning after a Form S-1 registration statement of the Company for the resale of shares of common stock sold by the Company in its 2008 private placement becomes effective.  Mr. Hargrave also will receive certain other employee benefits available generally to all employees or specifically to executives of the Company.  Mr. Hargrave is also entitled to receive a discretionary performance bonus beginning in 2008 and a $500 per month automobile allowance.  The Hargrave Employment Agreement provides that the Board of Directors of the Company shall determine whether to award a bonus to Mr. Hargrave and that Mr. Hargrave¡¯s discretionary performance bonus will be no less than 50% of the greatest bonus paid to any other executive officer of the Company.  Under the terms of the Hargrave Employment Agreement, if Mr. Hargrave¡¯s employment terminates for any reason, he is entitled to continued payment of his then base salary for six months and reimbursement of reimbursable expenses.  In addition, if his employment is terminated by the Company without ¡¡ãcause¡¡À (as defined in the Hargrave Employment Agreement), he will be entitled to (i) continued payment of his then base salary and provision of benefits for an additional period of six months and (ii) a pro rata share of any performance bonus that he would have otherwise been eligible to receive.  The six-month period specified in clause (i) of the foregoing sentence will be increased by one month for each full year of Mr. Hargrave¡¯s employment up to a maximum of 12 months.  Mr. Hargrave also received (i) options to purchase 300,000 shares of the Company¡¯s common stock that vest as of the date of grant at a purchase price per share equal to $0.16; and (ii) options to purchase 300,000 shares of the Company¡¯s common stock that will vest on December 31, 2008 at a price per share equal to $0.50.  Mr. Hargrave is also entitled to receive additional equity awards at the sole discretion of the Board of Directors but in no event less than 50% of the largest grant made to any other executive officer.

On April 1, 2008, Mr. Daniels and the Company executed and delivered an employment agreement (the ¡¡ãDaniels Employment Agreement¡¡À).  The Daniels Employment Agreement provides that Mr. Daniels will serve as the Company¡¯s executive vice president and chief operating officer, and has an initial term beginning March 5, 2008 and ending on December 31, 2009.  Under the terms of the Daniels Employment Agreement, Mr. Daniels¡¯s employment may be terminated at any time, with or without cause, by either Mr. Daniels or the Company.  Mr. Daniels will receive an initial annual base salary of $175,000, which will be increased to a rate of $192,000 per annum as of the first month beginning after a Form S-1 registration statement of the Company for the resale of shares of common stock sold by the Company in its 2008 private placement becomes effective.  Mr. Daniels also will receive certain other employee benefits available generally to all employees or specifically to executives of the Company.  Mr. Daniels is also entitled to receive a discretionary performance bonus beginning in 2008 and a Chevrolet Tahoe or similar vehicle.  The Daniels Employment Agreement provides that the Board of Directors of the Company shall determine whether to award a bonus to Mr. Daniels and that Mr. Daniels¡¯s discretionary performance bonus will be no less than 50% of the greatest bonus paid to any other executive officer of the Company.  Under the terms of the Daniels Employment Agreement, if Mr. Daniels¡¯ employment terminates for any reason, he is entitled to continued payment of his then base salary for six months and reimbursement of reimbursable expenses.  In addition, if his employment is terminated by the Company without ¡¡ãcause¡¡À (as defined in the Daniels Employment Agreement), he will be entitled to (i) continued payment of his then base salary and provision of benefits for an additional period of six months and (ii) a pro rata share of any performance bonus that he would have otherwise been eligible to receive.  The six-month period specified in clause (i) of the foregoing sentence will be increased by one month for each full year of Mr. Daniels¡¯s employment up to a maximum of 12 months. As an inducement to join the Company, on February 22, 2008, he had been awarded 150,000 unregistered common shares of the Company and 150,000 five-year warrants to purchase Best¡¯s common stock at an exercise price of $0.50.  The warrants will vest on December 31, 2008.  Mr. Daniels is also entitled to receive additional equity awards at the sole discretion of the Board of Directors but in no event less than 50% of the largest grant made to any other executive officer.

On March 5, 2008, Mr. Carroll and the Company executed and delivered an employment agreement (the ¡¡ãCarroll Employment Agreement¡¡À).The Carroll Employment Agreement has an initial term beginning March 5, 2008 and ending on December 31, 2009.  Under the terms of the Carroll Employment Agreement, Mr. Carroll¡¯s employment may be terminated at any time, with or without cause, by either Mr. Carroll or the Company.  Mr. Carroll will receive an initial annual base salary of $150,000, which will be increased to a rate of $192,000 per annum as of the first month beginning after a Form S-1 registration statement of the Company for the resale of shares of common stock sold by the Company in its 2008 private placement becomes effective.  Mr. Carroll also will receive certain other employee benefits available generally to all employees or specifically to executives of the Company.  Mr. Carroll is also entitled to receive a discretionary performance bonus beginning in 2008 and a $500 per month automobile allowance.  The Carroll Employment Agreement provides that the Board of Directors of the Company shall determine whether to award a bonus to Mr. Carroll and that Mr. Carroll¡¯s discretionary performance bonus will be no less than 50% of the greatest bonus paid to any other executive officer of the Company.  Under the terms of the Carroll Employment Agreement, if Mr. Carroll¡¯s employment terminates for any reason, he is entitled to continued payment of his then base salary for six months and reimbursement of reimbursable expenses.  In addition, if his employment is terminated by the Company without ¡¡ãcause¡¡À (as defined in the Carroll Employment Agreement), he will be entitled to (i) continued payment of his then base salary and provision of benefits for an additional period of six months and (ii) a pro rata share of any performance bonus that he would have otherwise been eligible to receive.  The six-month period specified in clause (i) of the foregoing sentence will be increased by one month for each full year of Mr. Carroll¡¯s employment up to a maximum of 12 months.  Mr. Carroll also received (i) a grant of 150,000 restricted shares of the Company¡¯s common stock; and (ii) options to purchase 150,000 shares of the Company¡¯s common stock that will vest on December 31, 2008 at a price per share equal to $0.50.  Mr. Carroll is also entitled to receive additional equity awards at the sole discretion of the Board of Directors but in no event less than 50% of the largest grant made to any other executive officer.

On February 14, 2008, Mr. Bruce and the Company executed and delivered an employment agreement (the ¡¡ãBruce Employment Agreement¡¡À). The Bruce Employment Agreement has an initial term of one year and may be terminated by either the Company or Mr. Bruce by mutual agreement, by the Company for ¡¡ãcause¡¡À or upon Mr. Bruce¡¯s death or disability. Mr. Bruce will receive an annual salary of $150,000 and may also receive a discretionary bonus and he is eligible to receive certain other employee benefits available generally to all employees or specifically to executives of the Company.

Stock Option Grants

We had not granted any stock options or other equity awards at January 31, 2008 to any of the executive officers or directors.

Subsequent to January 31, 2008, we made grants of restricted stock, stock options and warrants to our executive officers as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (3)($/Sh)
Larry W. Hargrave	03/05/08	--	300,000(1)	0.16
	03/05/08	--	300,000(2)	0.50
Charles Daniels	02/22/08	150,000	--	--
	02/22/08	--	150,000(2)	0.50
James W. Carroll	03/05/08	150,000	--	--
	03/05/08		150,000(2)	0.50
Tony Bruce	03/05/08	--	25,000(1)(4)	0.16
	03/05/08		50,000(2)(4)	0.50
__________________

(1)	Immediately vested.
(2)	Vested on December 31, 2008.
(3)
Options vesting immediately were priced at the same price as common stock was being sold under our Private Placement which closed on March 31, 2008, since trading on the OTCBB had not yet commenced.  Options vesting on December 31, 2008 were priced at a price greater than the price that investors paid for shares of the common stock in a private placement completed in March 2008.

(4)	Awarded in his capacity as a director.

Outstanding Equity Awards at Fiscal Year-End

At January 31, 2008, we had no outstanding equity awards to any of our named executive officers.

Compensation of Directors

We did not compensate any of our directors during the year ended January 31, 2008.

On March 5, 2008, the Board of Directors awarded options to the following Directors: Mark Harrington, Joel Gold, David Gad, and Tony Bruce.  They each were awarded options to purchase a total of 75,000 shares of our common stock, 25,000 at an exercise price of $0.16 per share and 50,000 at an exercise price of $0.50 per share.  The $0.16 options vested immediately and the $0.50 options vest on March 5, 2009.  The Board of Directors also established a schedule of fees to be paid to Mr. Harrington, Mr. Gold, Mr. Gad, and Mr. Bruce for their service as Directors, as follows:

Annual Retainer                                  $10,000
Meeting Fees                                       $1,000 (in person)
$500 (telephonic)
Committee Meeting Fees                   $2,000 (in person)
$1,000 (telephonic)

James Byrd was awarded identical options when he joined the Board on March 17, 2008 and is eligible for fees under the same schedule.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based upon information received from the persons concerned, each person known to Best to be the beneficial owner of more than five percent of the outstanding shares of our Series A Preferred Stock, and our common stock, each director, each of the named executive officers and all directors and officers of Best as a group, owned beneficially as of May 23, 2008, the number and percentage of outstanding shares of Series A Preferred Stock, common stock and voting stock indicated in the following table.  Best has not adopted stock ownership guidelines; consequently, there are no minimum requirements for ownership of Best¡¯s common stock.

	Series A Preferred Stock		Common Stock		Voting Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage (%)	Number of Shares	Percentage (%)	Percentage (%)
Larry W. Hargrave (1)	--	--	3,437,500	16.7	16.7
Charles Daniels	--	--	150,000	*	*
James W. Carroll	--	--	150,000	*	*
Tony Bruce (2)	--	--	71,744	*	*
James Byrd (2)	--	--	25,000	--	--
David Gad (2)(3)	--	--	25,000	--	--
Joel Gold (2)	--	--	25,000	--	--
Mark Harrington (2)	--	--	62,125	*	*
ALL DIRECTORS and OFFICERS as a group	--	--	3,946,369	19.1	19.1

Other owners greater than 5%:
-- Morris Gad (3)	279,000	19.3	2,437,500	11.8	11.8
-- Bristol Investment Fund, Ltd. (4)	90,000	6.2	1,044,500	5.1	5.1
-- Paul Kessler (4)	90,000	6.2	1,044,500	5.1	5.1
-- Enable Growth Partners LP (5)	90,000	6.2	937,500	4.5	4.5
-- Mitch Levine (5)	90,000	6.2	937,500	4.5	4.5
-- Weekley Energy Holdings, LLC (6)	--	--	1,175,000	5.7	5.7
-- William B. Weekley (6)	--	--	1,175,000	5.7	5.7
_________________
*	Less than one percent.
(1)	Includes 300,000 shares issuable upon exercise of Options.
(2)	Includes 25,000 shares (each) issuable upon exercise of Options.
3)	Our director, David Gad, is the son of Morris Gad.
4)
Paul Kessler in his capacity as the Manager of Bristol Capital Advisors, LLC, investment advisor to Bristol Investment Fund, Ltd., has voting and investment control over the shares held by Bristol Investment Fund, Ltd.   Mr. Kessler disclaims beneficial ownership of all of such shares.  The mailing address of Bristol Investment Fund, Ltd. is c/o Bristol Capital Advisors, LLC, 10990 Wilshire Boulevard, Suite 1410, Los Angeles, CA 90024, Attn: Amy Wang, Esq.

5)
Mitch Levine, in his capacity as the Managing Partner of Enable Growth Partners, L.P has voting and investment control over the shares held by Enable Growth Partners, L.P.  Mr. Levine disclaims beneficial ownership of all of such shares.  The address of Enable Growth Partners, L.P. is:  One Ferry Building, Suite 255, San Francisco, CA 94111.

(6)
William B. Weekley is the sole owner of Weekley Energy Holdings, LLC, which holds the shares of Best Energy Services, Inc.  Mr. Weekley has voting and investment control over the shares held by Weekley Energy Holdings, LLC.  The address of Weekley Energy Holdings, LLC is:  5802 Val Verde, Suite 150, Houston, TX 77057.

Equity Compensation Plan Information

At January 31, 2008, there had been no grants under any equity compensation plans. The following table gives aggregate information regarding grants under all of Best¡¯s equity compensation plans through April 30, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,275,000 (1)	$ 0.387	0
__________________

(1)	Grants made to Directors and Officers

Item 13.Certain Relationships and Related Transactions, and Director Independence

With the exception of the persons and transactions disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

On February 14, 2008, we purchased all of the issued and outstanding stock of BWS from Mr. Tony Bruce for $20,600,000.  Simultaneously, we further agreed to lease real property necessary to run BWS¡¯ operations from Mr. Bruce for a period of three years for $3,500 per month in base rent. Immediately after the share purchase and lease transactions closed, we entered into a one year employment agreement with Mr. Bruce at an annual salary of $150,000 and Mr. Bruce joined our board of directors.

On February 27, 2008, we acquired all of the equipment, assets and operations of ARH and issued 6,200,000 shares of our common stock.   Mr. Hargrave was the sole beneficial owner of ARH and is our CEO and President.  Simultaneously, we further agreed to lease real property necessary to run our rig housing operations from Mr. Hargrave for a period of three years for $6,000 per month in base rent.  On March 5, 2008, we entered into an employment agreement as described above with Mr. Hargrave at an initial base salary of $150,000.

One of our directors, Mark Harrington, was formerly affiliated with Andrew Garrett, Inc. which acted as our placement agent in the private placement completed in March 2008.  Mr. Harrington acted as a consultant to Andrew Garrett in the transaction.  As part of his compensation arrangement with Andrew Garrett, Mr. Harrington was to receive 33% of the amount of Andrew Garrett¡¯s compensation.  We paid Andrew Garrett as placement agent a total of $2,330,420 in commissions, management fee, and unaccountable expenses for all financings, both equity and debt, related to our acquisitions.  We also issued 112,500 common shares as placement agent shares and 1,357 Unit Warrants as placement agent warrants.  To-date, Mr. Harrington has not received any compensation.  In addition, Joel Gold, one of our directors, is Director of Investment Banking of Andrew Garrett.

Director Independence

The Board of Directors has determined that each of the following members of the Board of Directors is independent as determined in accordance with the listing standards of the American Stock Exchange and Item 7(c) of Schedule 14A of the Exchange Act:  James Byrd, Mark Harrington and David Gad.  In making this determination, the Company considered the fact that Mr. Harrington was affiliated with Andrew Garrett, Inc. which acted as the Company¡¯s placement agent in a private placement completed in March 2008.  Mr. Harrington was not a partner, controlling shareholder or executive officer of Andrew Garrett at any time, and Mr. Harrington has received no compensation to-date for his service as a consultant to Andrew Garrett in the transaction.  Mr. Harrington terminated his affiliation with Andrew Garrett in April 2008.

Item 14.Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed for professional services rendered by Malone & Bailey PC for the audit of Best Well Service, Inc and Bob Beeman Drilling Company annual financial statements for the years ended December 31, 2005, 2006 and 2007, and of Best Energy Services, Inc. (formerly Hybrook Resources Corp.) for the year ended January 31, 2008, totaled $215,988.  The aggregate fees billed for professional services rendered by Amisano Hanson, Chartered Accountants, for the audit of Hybrook Resources Corp. for the year ended January 31, 2007 and the reviews of quarterly reports on Form 10-Q for the quarters through October 31, 2007, were $3,523.

All Other Fees.  There were no fees billed for other services, exclusive of the fees disclosed above relating to financial statement audit services, rendered by Malone & Bailey PC and Amisano Hanson, Chartered Accountants, during the years ended January 31, 2008 and 2007.

Consideration of Non-audit Services Provided by the Independent Auditors.  The Board of directors has considered whether the services provided for non-audit services are compatible with maintaining Malone & Bailey PC¡¯s independence, and has concluded that the independence of such firm has been maintained.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Board of Directors¡¯ policy is to pre-approve all audit, audit-related and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis. The independent auditors are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with such pre-approval. The Board of Directors may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Board of Directors at the next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST ENERGY SERVICES, INC.

By:	/s/ Larry W. Hargrave
                                    Larry W. Hargrave
                                    Chief Executive Officer and President

                                    May 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry W. Hargrave Larry W. Hargrave	Chairman, President, Chief Executive Officer, Secretary, and Director (Principal Executive Officer)	May 30, 2008

/s/ James W. Carroll James W. Carroll	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 30, 2008

/s/ Mark Harrington Mark Harrington	Director	May 30, 2008

/s/ James Byrd James Byrd	Director	May 30, 2008