Form 10-Q
period 2008-06-23
BEST ENERGY SERVICES, INC.
filed 2008-06-23
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to

Comm Commission File Number: 000-53260

Best Energy Services, Inc.
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
Common Stock, par value $0.001 per share
(Title of Class)

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

Large Accelerated filer  ☐ Accelerated filer ☐  Non-Accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,216,366 common shares as of June 20, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

BEST ENERGY SERVICES, INC.

PART I

Item 1. Financial Statements

Best Energy Services , Inc.
Consolidated Balance Sheets
April 30, 2008 and January 31, 2008
(Unaudited)

ASSETS	April 30, 2008	January 31, 2008
Current assets
Cash	$96,264	$5
Accounts receivable, net of allowance for doubtful accounts	3,069,032	-
Prepaid and other current assets	242,030	-
Total current assets	3,407,326	5

Property and equipment, net	31,443,932	-
Deferred financing costs, net	861,357	-
Goodwill and other intangible assets	9,110,896	-

TOTAL ASSETS	$44,823,511	$5

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable and accrued liabilities	$303,536	$10,141
Accrued officer compensation	1,000,000	22
Due to related parties	411,256	-
Current portion of loans payable	1,397,856	-
Total current liabilities	3,112,648	10,163

Loans payable	20,100,470	-
Deferred income taxes	9,305,996	-
Series A Convertible Redeemable Preferred Stock, at redemption value	14,459,400	-
TOTAL LIABILITIES	46,978,514	10,163

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 20,216,366 and 9,685,000 shares issued and outstanding, respectively	20,216	9,685
Additional paid-in capital	2,348,894	98,109
Retained deficit	(4,524,113)	(117,952)
Total stockholders’ deficit	(2,155,003)	(10,158)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,823,511	$5

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Operations
For the three months ended April 30, 2008 and 2007
(Unaudited)

	2008	2007

Revenues	$4,285,728	$-

Costs and expenses:
Cost of operations	1,944,158	-
Depreciation and amortization	719,521	-
General and administrative expense	3,189,834	12,146
Total operating costs and expenses	5,853,513	12,146

Net operating loss	(1,567,785)	(12,146)

Other income (expense):
Interest income	19,111	-
Interest expense	(2,857,487)	-

Loss before provision for income taxes	(4,406,161)	(12,146)
Income tax	-	-
Net loss from continuing operations	(4,406,161)	(12,146)
Loss from discontinued operations	-	(4,455)
Net loss	$(4,406,161)	$(16,601)

Per share data:
Loss from continuing operations – basic and diluted	$(0.26)	$(0.00)
Discontinued operations – basic and diluted	-	(0.00)
Net loss – basic and diluted	$(0.26)	$(0.00)

Weighted average shares outstanding – basic and diluted	16,956,702	9,685,000
The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Cash Flow
For the three months ended April 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net loss	$(4,406,161)	$(16,601)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	719,521	-
Stock based compensation	159,106	-
Non-cash interest expense	2,677,114	-
Deferred income tax benefit	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(150,000)	-
Accounts receivable	(989.132)	-
Accounts payable and accrued liabilities	1,333,591	(2,642)
Related party payables	(1,027,022)	-
Net cash used by operating activities, before discontinued operations	(1,682,983)	(19,243)
Net cash flow from discontinued operations	-	(4,455)

Net cash used by operating activities	(1,682,983)	(23,698)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(29,947,643)	-
Capital expenditures, net	(156,098)	-

Net cash used by investing activities	(30,103,741)	-

Cash flows from financing activities:
Proceeds from issuance of Term Loan	5,850,000	-
Repayments of Term Loan	(195,000)	-
Net borrowings under Revolving Advances	15,330,122	-
Net repayments of other notes payable	(29,153)	-
Proceeds from issuance of Units in private placement	11,848,080	-
Payment of deferred financing costs	(921,066)	-

Net cash provided by financing activities	31,882,983	-

Increase (decrease) in cash cash and equivalents	96,259	(23,698)
Cash and cash equivalents, beginning of period	5	108,054
Cash and cash equivalents, end of period	$96,264	$84,356

Supplemental disclosures of cash flow information:
Cash paid for interest	$179,250	$-
Cash paid for taxes	$150,000	$-

Noncash investing and financing activities:
Units issued in exchange for collateral agreements	$2,500,000	-
Retirement of common shares	6,080

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statement of Stockholders’ Equity
For the three months ended April 30, 2008
(Unaudited)

	Series A Convertible Redeemable Preferred Stock (included in liabilities)		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 31, 2008	-	$ -	9,685,000	$ 9,685	$ 98,109	$ (117,952)	$ (10,158)

Shares retired	-	-	(6,080,000)	(6,080)	6,080	-	-
Units issued for cash, net	1,220,940	12,209,400	8,478,750	8,478	(369,798)	-	(361,320)
Units issued for services, net	225,000	2,250,000	1,562,500	1,563	(51,563)	-	(50,000)
Shares issued for BWS acquisition	-	-	46,744	47	99,953	-	100,000
Shares issued for ARH acquisition	-	-	6,200,000	6,200	2,265,300	-	2,271,500
Shares issued for DSS acquisition	-	-	23,372	23	49,977	-	50,000
Shares issued for services	-	-	300,000	300	74,700	-	75,000
Share based compensation	-	-	-	-	176,136	-	176,136
Net loss	-	-	-	-	-	(4,406,161)	(4,406,161)

Balance, April 30, 2008	1,445,940	14,459,400	20,216,366	20,216	2,348,894	(4,524,113)	(2,155,003)

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Notes to Unaudited Consolidated Financial Statements
April 30, 2008

Note 1 - Organization and Basis of Presentation

Nature of Business

Best Energy Services, Inc. was incorporated in Nevada on October 31, 2006 as Hybrook Resources Corp.  Hybrook was formed for the purpose of acquiring exploration and development stage mineral properties.   On February 14, 2008, Hybrook changed its name to Best Energy Services, Inc.

We are an energy services company engaged in well service, drilling services and related complimentary activities.   We own a total of 25 Workover rigs and 12 drilling rigs, and we conduct our workover, completion and drilling services in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas.

Since inception on October 31, 2006 through our year end January 31, 2008, as Hybrook Resources Corp., we were a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  We did not exercise our option and no minerals have been discovered

On February 14, 2008, we completed the acquisition of two companies, Best Well Service, Inc. (“BWS”), a Kansas corporation, and Bob Beeman Drilling Company (“BBD”), a Utah corporation.  On February 27, 2008, we acquired certain assets from American Rig Housing, Inc. (“ARH”), Robert L. Beeman d/b/a BB Drilling Co. (“BB Drilling”), and Drill Site Services & Investments, LLC (“DSS”).

As a result of these acquisitions, we operate in one segment, oilfield services, which includes well services, drilling services and the housing accommodations sectors.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Basis of Presentation and Principles of Consolidation

Our unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at January 31, 2008, as presented herein, is derived from the January 31, 2008 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements include the accounts of Best Energy Services, Inc. and its wholly-owned subsidiaries Best Well Service, Inc and Bob Beeman Drilling Company.  All significant inter-company balances and transactions have been eliminated.

Note 2-Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of April 30, 2008, there was no cash in excess of federally insured limits.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors we have established an allowance for doubtful accounts of $23,764 at April 30, 2008.  No accounts were written off during the three months ended April 30, 2008 and 2007, respectively.

Credit Risk

We are subject to credit risk relative to its trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of customer base.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally four to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

Classification	Estimated Useful Life
Workover rigs and equipment	10 years
Vehicles	5 years
Heavy trucks and trailers	7 years
Leasehold improvements	5 years
Office equipment	3 years

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

Financial Instruments

The carrying value of our financial instruments, consisting of cash, recoverable advances, accounts payable and accrued liabilities and due to related party approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that Best Energy is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured.  We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Stock based compensation

We account for stock based compensation in accordance with SFAS No. 123 (R), Share—Based Payment, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

Income (Loss) per Share

We report basic loss per share in accordance with FAS No. 128, “Earnings per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon Best Energy’s net income (loss) position at the calculation date.  Diluted loss per share has not been provided as it is antidilutive.

Recent Accounting Pronouncements

We do not believe that the adoption of recent accounting pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

Note 3- Business Combinations and Acquisitions

Best Well Service, Inc.

On February 14, 2008, we acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $20,600,000, payable as follows: (i) a note for $20,000,000 was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; and (iii) common stock valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading (46,744 shares). The Acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, which has resulted in the recognition of goodwill and other intangibles in the Company’s consolidated financial statements.

We have arranged to obtain additional information regarding certain asset valuations related to this acquisition, thus, the allocation of the purchase price is preliminary and subject  to refinement.

We have included the operating results of BWS in our consolidated financial statements from the date of acquisition.

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

Our acquisition of BWS brings us a strong footprint in the hydrocarbon rich Hugoton basin. BWS operates 25 well service rigs in the Mid-Continent region of the United States.  BWS has distinguished itself over the years in its service to major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry.

Bob Beeman Drilling Company

On February 14, 2008, we acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of $4,750,000, payable as follows: (i) a note for $4,050,000 was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) $200,000 in a previously paid deposit; and (iii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months.   The Acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, which has resulted in the recognition of goodwill and other Intangibles in the Company’s consolidated financial statements.

We have included the operating results of BBD’s in our consolidated financial statements from the date of acquisition.

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

Our acquisition of BBD and the assets of its affiliates described below established us in three separate markets, which currently are in the Rocky Mountain region:

• Core hole drilling for delineating mineral deposits;

• Water well drilling in five states; and

• Oil and gas drilling capability.

BBD operates 12 drilling and core rigs in the Rocky Mountain region of the United States.  We believe that the BBD acquisition helps establish our presence with these three customer bases, but we also have a large surplus of underutilized equipment which we believe can be redeployed which would increase utilization rates and cash flows to us.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from BWS and BBD at the date of acquisition. We are in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

	BWS	BBD
Accounts receivable	$ 500,000	$ -
Property and equipment	20,710,670	8,098,499
Goodwill	6,692,728	-
Total assets acquired	27,903,398	8,098,499
Vehicle notes payable	(424,952)	-
Deferred income tax	(6,251,175)	(2,714,603)
Total liabilities assumed	(6,676,127)	(2,714,603)
Net assets acquired	$ 22,227,271	$ 5,383,896

Deferred income tax liabilities were created in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

Asset Purchases

On February 27, 2008, we acquired certain assets of ARH in exchange for 6,200,000 shares of our common stock.  These assets consist of oil field rig houses, motor vehicles, rolling stock and related tools and equipment.  We assumed no liabilities of ARH in connection with this transaction.  We have valued this transaction at $2,271,500 based on a third-party appraisal of the assets.  ARH is owned and controlled by Mr. Larry Hargrave, our chief executive officer and a director.  As part of this transaction, we have entered into a three year lease with Mr. Hargrave for an equipment yard located in Cleveland, Texas at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  We intend to continue the operations as a division, using the name American Rig Housing.  In addition, ARH has agreed to not compete with us for a period of five years and to not solicit our customers, suppliers, or employees for a period of three years.

Our acquisition of the assets of ARH established our presence in the fabrication and/or rental of crew quarters for the drilling sector. ARH provides living quarters, field offices and ancillary equipment to support remote field operations.  Our operations in this division are located near our corporate headquarters in Houston, Texas.

Also on February 27, 2008, we acquired certain assets of BB Drilling from its owner, Robert L. Beeman, for a cash purchase price of $2,000,000, and certain assets of Drill Site Services (“DSS”) from its owner, Todd Beeman, for a purchase price of $1,000,000 paid in cash plus common stock valued at $50,000 based on a 10-day volume weighted average price, commencing with the first day of trading (23,372 shares).  These assets consist of drilling rigs, motor vehicles, rolling stock, pumps and related tools and equipment. We assumed no liabilities of BB Drilling or DSS in connection with this transaction.  We contributed the assets acquired from BB Drilling and DSS into BBD which will utilize them in its operations.  As part of the transaction, the former owners have agreed to restrict the disclosure of confidential information pertaining to our business, and will not compete with our business or solicit our customers, suppliers or employees for a period of five years.  We have entered into an employment agreement with Todd Beeman to act as our General Manager of Western Operations for an annual salary of $150,000.

Note 4 - Property and equipment, net

Property and equipment consists of the following at April 30, 2008:

Rigs, pumps, compressors, rig houses and related equipment	$ 28,788,614
Heavy trucks, trailers, dirt equipment	1,805,837
Vehicles and other equipment	1,423,501
Office and computer equipment	47,914
Leasehold improvements	97,587
Total property and equipment	32,163,453
Less: accumulated depreciation	(719,521)
Property and equipment, net	$ 31,443,932

Depreciation expense was $719,521 for the three months ended April 30, 2008.  No depreciation expense was recognized during the three months ended April 30, 2007.

Note 5 – Loans payable

The following table summarizes loans payable as of April 30, 2008:

Revolving advances	$ 15,447,527
Term loan	5,655,000
Vehicle notes payable	395,799
Total loans payable	21,498,326
Current portion of loans payable	1,397,856
Loans payable, net of current portion	$ 20,100,470

On February 14, 2008, we entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) to borrow up to $25,000,000 at approximately prime plus one percent. The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012. Monies borrowed against the term loan portion of the total debt agreement, equal to $5,850,000, are amortized and must be repaid on a 60 month amortization schedule, with an annual 25% recapture of excess cash flow applied to the principal balance.  The Credit Facility is secured by all of the assets and equipment of BWS and BBD and is due on February 14, 2012.

In order to fund our acquisition of BWS and BBD we drew $15,114,627 on the Revolving Advances and $2,850,000 on the Term Loan.  We drew and additional $3,000,000 in order to close the acquisition of BB Drilling and DSS.  We drew on the Revolving Advances as necessary for working capital purposes and repaid principal on the note will collections on accounts receivable.

We have entered into various note agreements for the purchase of vehicles used in our business.  The notes bear interest at rates between 1.90% and 9.10%, require monthly payments of principal and interest and are generally secured by the specific vehicle being financed.  The notes typically have original terms of three to four years.  The majority of these notes were assumed by us in the acquisition of BWS.

Future minimum payments under existing notes payable are as follows:

For the twelve months ending April 30,
2009	$ 1,397,856
2010	1,303,436
2011	1,204,507
2012	16,617,527
2013	975,000

Note 6 - Stock Options and Warrants

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are issued at an exercise price equal to or greater than the fair market value of the stock at the date of grant.  The stock options vest over a period from zero to one year, and expire five years from the date of grant.  Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for options granted during the three months ended April 30, 2008.  The expected life of the options represents the period of time the options are expected to be outstanding.  The expected term of options granted was derived based on a weighting between the average midpoint between vesting and the contractual term.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock.  The risk-free interest rate is based on the observed U.S.  Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact the Company does not anticipate paying any dividends on common stock in the near term.

Expected life (years)	2.5 - 3.0	-
Risk-free interest rate	2.23 - 2.81%
Volatility	120%
Dividend yield	0%

A summary of our stock option activity and related information is presented below:

		Weighted—
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at January 31, 2008	—	—
Granted	1,350,000	$0.39
Exercised	—	—
Forfeited	—	—
Options outstanding at April 30, 2008	1,350,000	$0.39

Options vested and exercisable at April 30, 2008	450,000	$0.16

During the three months ended April 30, 2008, 1,350,000 options were granted with a weighted average grant date fair value of $0.20.  During the three months ended April 30, 2008 no options were exercised, forfeited or expired.  As of April 30, 2008, there was approximately $124,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 10 months.

The aggregate intrinsic value of stock options outstanding at April 30, 2008 was approximately $2,178,000, of which approximately $828,000 relates to awards vested and exercisable.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of April 30, 2008 exceeds the exercise price of the option.

Warrants

On March 5, 2008, we issued warrants to purchase 200,000 shares of common stock to Elite Financial Communications Group, LLC, in partial payment for services to be provided under a one-year services agreement.  The warrants expire two years after registration of the underlying shares of common stock and are exercisable in four tranches of 50,000 shares each at prices of $0.20, $0.24, $0.28, and $0.32 per share, subject to certain adjustments.  We valued these warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the grant date of $0.25, expected life of two years, expected volatility of 120%, risk-free interest rate of 2.59%, and expected dividend rate of 0.00.  The total value of the options of $30,436 is being recognized over the vesting period of nine months.

Note 7 - Stockholders’ Equity

Share retirement

Prior to the closing of the acquisition of BWS and BBD, certain stockholders returned a total of 6,080,000 shares common stock to the Company which were retired.

Private placement

During the three months ended April 30, 2008, we completed a private placement of 13,566 Units at a price of $1,000 per unit.  Each Unit consists of 90 shares of Series A Convertible Redeemable Preferred Stock and 625 shares of common stock.  As a part of the private placement, we have agreed to use our best efforts to file a registration statement for the underlying shares of common stock with liquidated damages if we did not file within 90 days of the closing of the offering, or June 29, 2008.  We filed the required registration statement on June 11, 2008.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by the Company using not less than 25% of its net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at the Company’s option. The unredeemed face value of the Series A Preferred may be converted into common stock (i) by the holder at a conversion price of $4.00 per share or (ii) by the Company at a conversion price of $4.00 per share in the event the Company’s common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days.  Because the Series A Preferred Stock is mandatorily redeemable it has been included in liabilities on the balance and has been recorded at its redemption value at April 30, 2008. We evaluated the terms of the Series A Preferred Stock and determined that it is not a derivative in accordance with EITF 00-19.

In addition, we issued 2,500 Units in exchange for an investor posting cash collateral in the amount of $2,500,000 with our lender to ensure that we had adequate available credit to complete the acquisitions of BWS, BBD and the acquisition of assets from ARH, BB Drilling and DSS.  The value of these Units was included in deferred financing costs and amortized over the period in which the additional collateral was available.  As of April 30, 2008, the collateral has been released and returned to the investor or is unused, pending release.

In connection with the private placement, we paid cash commissions of 12% and issued warrants to purchase a total of 1,507 Units, each consisting of 90 shares of Series A Preferred Stock and 625 shares of common stock. The warrants expire on December 24, 2013 and are exercisable at a price of $1,000 per unit, subject to certain adjustments.

Our common stock was first quoted under the symbol “HYBK” on the OTC Bulletin Board sponsored by the NASD during 2007, but there had initially been no trades made in our common stock.  On February 27, 2008, our symbol became “BEYS.”  The first trade of our common stock on the OTC Bulletin Board occurred on March 18, 2008.

We have not paid or declared any dividends on our common stock and currently intend to retain earnings to fund our working capital needs and growth opportunities. Any future dividends on common stock will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions Nevada and other applicable laws and our credit facilities then impose. Our debt arrangements include provisions that generally prohibit us from paying dividends, other than dividends in kind, on our preferred stock.

Shares issued to employees

On February 22, 2008, we issued 150,000 shares of common stock to each of James Carroll and Charles Daniels in accordance with their employment agreements.  These shares were valued at a total of $75,000 based on the market value of the stock on the date of issuance.  This amount was recorded in prepaid expenses and is being amortized over the one year term of each of the agreements.

Note 8 - Income Tax

We have recorded a deferred tax liability in the amount of $9,305,996 which represents the difference in the tax basis and book basis of property and equipment acquired in the BWS and BBD acquisitions.

As of April 30, 2008, we have net operating losses in the amount of approximately $4,000,000 which will begin to expire in the year 2028.  We have a deferred tax asset related to the net operating losses which has been reduced to zero by a valuation allowance due to our uncertainty of our ability to realize that asset.

Note 9 - Related Party Transactions

On February 14, 2008, we purchased all of the issued and outstanding stock of BWS from Mr. Tony Bruce for $20,600,000.  Simultaneously, we further agreed to lease real property necessary to run BWS’ operations from Mr. Bruce for a period of three years for $3,500 per month in base rent. Immediately after the share purchase and lease transactions closed, we entered into a one year employment agreement with Mr. Bruce at an annual salary of $150,000 and Mr. Bruce joined our board of directors.

On February 27, 2008, we acquired all of the equipment, assets and operations of ARH and issued 6,200,000 shares of our common stock.  Mr. Hargrave was the sole beneficial owner of ARH and is our CEO and President.  Simultaneously, we further agreed to lease real property necessary to run our rig housing operations from Mr. Hargrave for a period of three years for $6,000 per month in base rent.  On March 5, 2008, we entered into an employment agreement Mr. Hargrave at an initial base salary of $150,000.

On February 14, 2008, we issued 1,562,500 shares of common stock and 225,000 shares of Series A Preferred Stock to Morris Gad in conjunction with his pledge of assets made pursuant to a cash collateral agreement between Morris Gad, the Company and PNC Bank.  In addition, Morris Gad purchased 600 Units for cash.  David Gad, our director, is the son of Morris Gad.

One of our directors, Mark Harrington, was formerly affiliated with Andrew Garrett, Inc. which acted as our placement agent in the private placement completed in March 2008.  Mr. Harrington acted as a consultant to Andrew Garrett in the transaction.  In addition, Joel Gold, one of our directors, is Director of Investment Banking at Andrew Garrett.  We paid Andrew Garrett as placement agent a total of $2,330,420 in commissions, management fees, and unaccountable expenses for all financings, both equity and debt, related to our acquisitions.  We also issued 112,500 common shares as placement agent shares and 1,507 Unit Warrants.

Note 10 - Subsequent Event

On May 30, 2008, our Board of Directors declared a dividend in an aggregate amount equal to 0.0875 per share to be paid in kind, except that fractional shares to be issued in payment shall instead be paid in cash at the rate of $10.00 per share to the holders of all Series A Preferred Stock of the Company unless prohibited by PNC Bank under the terms of our credit facility, in which case fractional shares shall be rounded up or down to the next whole number.  The record date for the Dividend shall be April 1, 2008 and the payment date for the dividend shall be June 30, 2008

Note 11 – Segment information

     Our operations are both product and Services based, and the reportable operating segments presented below include our well services operations, drilling services operations and construction of  portable Rig Housing for rig sites ..

 Our reportable segment information is as follows:

				Reportable
	Well Services Division	Drilling Services	Portable Rig Housing Construction	segments

Revenues from external customers:
Three months ended April 30,
2008	$3,873,798	$301,087	$110,842	$4,285,727

Gross profit (Loss):
Three months ended April 30,
2008	$2,407,996	$(101,934)	$35,508	$2,341,570

*Segment Information is not shown for 2007; Business were not owned before 2008.

       The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes:

2008

Gross profit from reportable segments	2,341,570
General and administrative expenses	(3,080,626)
Other operating expense	(719,521))

Operating Loss	(1,458,577)
Interest expense	(2,838,376))

Net Loss from continuing operations before income taxes	(4,296,953)

SELECTED UNAUDITED PRO FORMA CONDENSED
CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated statements of operations and related notes are presented to show the pro forma effects of the acquisition of BWS and BBD.  The pro forma condensed consolidated statement of operations for the three months ended April 30, 2008 and 2007 is presented to show income from continuing operations as if the BWS and BBD acquisitions occurred as of the beginning of the period.

Pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma condensed consolidated financial statements. The pro forma data are not necessarily indicative of the financial results that would have been attained had the acquisition of BWS and BBD occurred on the dates referenced above and should not be viewed as indicative of operations in future periods. The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with notes thereto, the financial statements as of and for the three months ended April 30, 2008 for Best Energy Services, Inc. included in this Form 10-Q, the financial statements as of and for the year ended January 31, 2008 for Best Energy Services, Inc. as filed on Form 10-K on May 2, 2008 and the financial statements as of and for the year ended December 31, 2007 for BWS and BBD included in Form 8-K/A filed February 14, 2008.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended April 30, 2008

	Actual for the three months ended April 30, 2008	Actual for the period from February 1, 2008 through February 14, 2008		Pro Forma		Pro Forma
	Best Energy	BWS	BBD	Adjustments		Consolidated
Revenues	$ 4,285,728	$ 775,498	$ 10,000	$ -		$ 5,071,226
Operating expenses:
Cost of operations	1,944,158	142,156	37,068	-		2,123,382
Depreciation and amortization	719,521	45,610	9,433	88,861	(a)	863,425
General and administrative expense	3,189,834	50,194	6,273	(18,218)	(b)	3,228,083
Total operating expenses	5,853,513	237,960	52,774			6,214,890
Operating income (loss)	(1,567,785)	537,538	(42,774)			(1,143,664)
Other income (expense):
Investment income (loss)	-	-	444	(444)	(c )	-
Interest income	19,111	1,389	-	-		20,500
Interest expense	(2,857,487)	400	-	(58,702)	(d)	(2,915,789)
Total other income (expense)	(2,838,376)	1,789	444			(2,895,289)
Income (loss) before income taxes	(4,406,161)	539,327	(42,330)			(4,038,953)
Income tax (expense) recovery	-	188,764	(14,816)			173,949
Net income (loss)	(4,406,161)	728,091	(57,146)			(3,865,004)

Net income per share:
Basic and diluted	$ (0.26)					$ (0.19)
Weighted average shares outstanding:
Basic and diluted	16,956,702			3,259,664		20,216,366

See notes to unaudited pro forma condensed consolidated financial statements.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended April 30, 2007

	Actual for the three months ended April 30, 2007	Actual for the three months ended March 31, 2007		Pro Forma		Pro Forma
	Best Energy	BWS	BBD	Adjustments		Consolidated
Revenues	$ -	$ 4,116,711	$ 190,279	$ -		$ 4,306,990
Operating expenses:
Cost of operations	-	1,250,195	277,327	-		1,527,522
Depreciation and amortization	-	273,661	62,322	525,000	(a)	860,983
General and administrative expense	12,146	917,491	344,750	(91,091)	(b)	1,183,296
Total operating expenses	12,146	2,441,347	684,399			3,571,801
Operating income (loss)	(12,146)	1,675,364	(494,120)			735,189
Other income (expense):
Other income (expense)	-	-	25,000	-		25,000
Investment income (loss)	-	-	403,797	(403,797)	(c )	-
Interest income	-	33,345	6,004	(33,345)	(c )	6,004
Interest expense	-	(1,588)	-	(2,915,789)	(d)	(2,917,377)
Total other income (expense)	-	31,757	434,801			(2,886,373)
Income (loss) before income taxes	(12,146)	1,707,121	(59,319)			(2,151,184)
Income tax (expense) recovery	-	597,492	(20,762)			576,731
Net income (loss) from continuing operations	(12,146)	2,304,613	(80,081)			(1,574,453)

Net income per share:
Basic and diluted	$ (0.00)					$ (0.08)
Weighted average shares outstanding:
Basic and diluted	9,685,000			10,531,366		20,216,366

See notes to unaudited pro forma condensed consolidated financial statements.

BEST ENERGY SERVICES, INC.
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

1. Pro Forma Adjustments:

The unaudited pro forma condensed consolidated financial statements reflect the following adjustments:

(a)	Record incremental depreciation on property and equipment as a result of the acquisition of BWS and BBD.
(b)	Eliminate related party expenses incurred by BWS and BBD which will not be incurred acquisitions.
(c)	Reverse investment income (loss) as trading securities will not be included in acquisition of BWS and BBD.
(d)	Record interest expense on Credit Facility and amortization of deferred financing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling and well service industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors elsewhere in this report, including under the headings “Disclosure Regarding Forward-Looking Statements” below, in this Item 2. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended January 31, 2008.  The following information contains forward-looking statements that involve risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” below.

General

We are an energy services company engaged in well service, drilling services and related complimentary activities.   We own a total of 25 workover rigs and 12 drilling rigs, and we conduct our well service and drilling services in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas.

Best Energy Services, Inc. was incorporated in Nevada on October 31, 2006 as Hybrook Resources Corp.  Hybrook was formed for the purpose of acquiring exploration and development stage mineral properties.   On February 14, 2008, Hybrook changed its name to Best Energy Services, Inc.

Since inception on October 31, 2006 through February 14, 2008, as Hybrook Resources Corp., we were a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  We did not exercise our option and no minerals have been discovered.

On February 14, 2008, we completed the acquisition of two companies, Best Well Service, Inc. (“BWS”), a Kansas corporation, and Bob Beeman Drilling Company (“BBD”), a Utah corporation.  On February 27, 2008, we acquired certain assets from American Rig Housing, Inc. (“ARH”), Robert L. Beeman d/b/a BB Drilling Co. (“BB Drilling”), and Drill Site Services & Investments, LLC (“DSS”).

As a result of these acquisitions, we operate in one industry segment, oilfield services, which includes well service, drilling services and the housing accommodations sectors.

In the Well Services Division, our acquisition of BWS brings us a strong footprint in the hydrocarbon rich Hugoton basin. BWS has distinguished itself over the years in its service to major oil companies and large independents, as well as an employee retention history that is among the best in the industry.

In the Drilling Services Division, our acquisition of BBD, and the assets of its affiliates established us in three separate markets, which currently are in the Rocky Mountain region:

• Core hole drilling in minerals;

• Water well drilling in five states; and

• Oil and gas drilling capability.

We believe that the BBD acquisition helps establish our presence with these three customer bases, but we also have a large surplus of underutilized equipment which we believe can be redeployed which would increase utilization rates and cash flows to us.

In the Housing Accommodations Division, our acquisition of the assets of ARH established our presence in the fabrication and/or rental of crew quarters for the drilling sector. Our operations in this division are located near our corporate headquarters in Houston, Texas.

Significant Developments

2008 Acquisitions

On February 14, 2008,we acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $20,600,000, payable as follows: (i) a note for $20,000,000 was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility; (ii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; and (iii) we agreed to issue to Mr. Bruce common stock valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading (46,744 shares).  As part of this transaction, we have entered into a three year lease with Mr. Bruce for an equipment yard located in Liberal, Kansas at $3,500 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BWS continues to operate as our wholly-owned subsidiary.  In addition, as part of the Acquisition Agreement, we also entered into a one year employment agreement with Mr. Bruce under which he will serve as a Vice President of our Central Division for an annual salary of $150,000.  Mr. Bruce has also agreed to join our board of directors.  Prior to the execution of the foregoing agreements with Mr. Bruce, there was no material relationship between us and Mr. Bruce.

On February 14, 2008, we acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of $4,750,000, payable as follows: (i) a note for $4,050,000 was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility; (ii) $200,000 in a previously paid deposit; and (iii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months.   As part of this transaction, we have entered into a three year lease with Mr. Beeman for an equipment yard located in Moab, Utah at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BBD continues to operate as our wholly-owned subsidiary.  Prior to the execution of the foregoing agreements with Mr. Beeman, there was no material relationship between us and Mr. Beeman.

On February 27, 2008, we acquired certain assets of ARH in exchange for 6,200,000 shares of our common stock.  These assets consist of oil field rig houses, motor vehicles, rolling stock and related tools and equipment.  We assumed no liabilities of ARH in connection with this transaction.  We have valued this transaction at $2,271,500 based on a third-party appraisal of the assets.  ARH was owned and controlled by Mr. Larry Hargrave, our chief executive officer and a director.  As part of this transaction, we have entered into a three year lease with Mr. Hargrave for an equipment yard located in Cleveland, Texas at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  We intend to continue the operations as a division, using the name American Rig Housing.  In addition, ARH has agreed to not compete with us for a period of five years and to not solicit our customers, suppliers, or employees for a period of three years.

Also on February 27, 2008, we acquired certain assets of BB Drilling from its owner, Robert L. Beeman, for a cash purchase price of $2,000,000, and certain assets of DSS from its owner, Todd Beeman, for a total purchase price of $1,050,000 paid in cash except for common stock valued at $50,000 based on a 10 day volume weighted average price, commencing with the first day of trading (23,372 shares).  These assets consist of drilling rigs, motor vehicles, rolling stock, pumps and related tools and equipment. We assumed no liabilities of BB Drilling or DSS in connection with this transaction.  We contributed the assets acquired from BB Drilling and DSS into BBD which will utilize them in its operations.  As part of the transaction, the former owners have agreed to restrict the disclosure of confidential information pertaining to our business, and will not compete with our business or solicit our customers, suppliers or employees for a period of five years.  We have entered into an employment agreement with Todd Beeman to act as our General Manager of Western Operations for an annual salary of $150,000.

2008 Financing

In order to finance the acquisitions described above and to provide us with working capital, on February 14, 2008, we completed the initial closing of a private placement resulting in gross proceeds to us of $8,640,000.  Units consisting of 625 shares of our common stock and 90 shares of our Series A Preferred Stock were purchased by accredited investors at a purchase price of $1,000 per Unit.  In total, as of April 14, 2008, we had sold a total of 13,566 Units, consisting of 8,478,750 shares of our common stock and 1,220,940 shares of Series A Preferred Stock, for total gross proceeds of $13.566 million.  None of the Units or the underlying shares of common or Series A Preferred Stock sold in the Offering has been registered under the Securities Act or under any state securities laws.  The issuance and sale of said securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act and certain private placements under the state securities laws.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by the Company using not less than 25% of its net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at the Company’s option. The unredeemed face value of the Series A Preferred may be converted into common stock (i) by the holder thereof at a conversion price of $4.00 per share or (ii) by the Company at a conversion price of $4.00 per share in the event the Company’s common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days.

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

In connection with the Offering, we agreed with the purchasers of the Units that we would use our best efforts to file a resale registration statement with the SEC covering all shares of Common Stock and Series A Preferred Stock included in the Units sold in the Offering (“Registrable Securities”) with liquidated damages if we did not file within 90 days after closing the Offering. Under this Registration Rights Agreement we will maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) the date on which all of the Registrable Securities have been sold or (ii) the date on which all of the Registrable Securities held by an investor may be sold without restriction pursuant to Rule 144(k) under the Securities Act, subject to our right to suspend or defer the use of such registration statement in certain events. We have also agreed to use our reasonable best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible after the initial filing date.   On June 11, 2008, we filed a resale a registration covering all shares of Common Stock and Series A Preferred Stock included in the Units sold in the Offering (“Registrable Securities”).

On February 14, 2008, we also entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) pursuant to which we may borrow up to a maximum amount of $25,000,000 at an interest rate to be determined at the time of the particular draws, but generally equal to the PNC Base Rate plus 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility.  The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012.  Monies borrowed against the term loan portion of the total debt agreement, equal to $5,850,000, are amortized and must be repaid on a 60 month amortization schedule, with an annual 25% recapture of Excess Cash Flow applied to the principal balance. Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock.

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

In connection with our acquisition of assets from ARH, we executed an agreement to lease certain real property owned by Larry Hargrave, our CEO and owner of ARH, for a period of 3 years at a rate of $6,000 per month, plus related expenses that we anticipate will cost approximately an additional $1,500 per month over the term of the lease.  The leased property consists of approximately 11 acres in Cleveland, Texas.  We anticipate using the leased property to house the equipment and perform the fabrication necessary to run our rig housing operation over the term of the lease.

 Cash Collateral Agreement

On February 14, 2008, PNC Bank, National Association entered into a Cash Collateral Agreement with an individual investor in which the investor agreed to put up cash in the amount of $2,500,000 as additional required security for our obligations under the Credit Facility.  In exchange for the agreement of such investor to enter into the Cash Collateral Agreement, we agreed to issue to such investor 1,562,500 shares of our common stock and 225,000 shares of our Series A preferred stock.  We will be obligated to repay any funds drawn on the Credit Facility without regard to the consideration given to the investor.  The value of the stock issued to the investor was included in deferred financing costs and amortized this quarter.

Market Conditions in Our New Industry

The United States contract land drilling services industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling activity in the markets we now serve and affect the demand for our drilling services and the day rates we can charge for our rigs. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the number of wells oil and natural gas exploration and production companies decide to drill.

Natural gas accounts for over 80% of the drilling rig activity in the U.S.  We believe capital spent on incremental natural gas production will be driven by an increase in hydrocarbon demand as well as changes in supply of natural gas. The Energy Information Administration estimated that U.S. consumption of natural gas exceeded domestic production by 16% in 2005 and forecasts that U.S. consumption of natural gas will exceed U.S. domestic production by 24% in 2010. In addition, a study published by the National Petroleum Council in September 2003 concluded from drilling and production data over the preceding ten years that average “initial production rates from new wells have been sustained through the use of advanced technology; however, production declines from these initial rates have increased significantly; and recoverable volumes from new wells drilled in mature producing basins have declined over time.” The report went on to state that “without the benefit of new drilling, indigenous supplies have reached a point at which U.S. production declines by 25% to 30% each year” and predicted that in ten years eighty percent of gas production “will be from wells yet to be drilled.” We believe all of these factors tend to support a higher natural gas price environment, which should create strong incentives for natural gas exploration and production companies to increase drilling activity in the U.S. Sustained high oil prices have increased oil drilling activity as well.  Consequently, these factors may result in higher rig day rates and rig utilization.

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

Our well service operations at BWS are less price sensitive.  BWS operates workover rigs that are used to restore production from existing wells when they develop a mechanical problem or to complete new wells after they have been drilled and evaluated as potentially productive.  Prices would have to drop severely to cause a change in a production company’s willingness to work over an existing well to repair a production problem.  In addition, Kansas has more wells permitted to be drilled to a depth of 5,000 feet or shallower than any other state.  As these wells are drilled, the BWS rigs can be used for completion work and subsequent well repair work on these additional wells.

 Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the critical accounting policies discussed in Note 2 to the Consolidated Financial Statements for the period ended April 30, 2008 on this report.

Results from Operations

Three months Ended April 30, 2008 compared with the Three Months Ended April 30, 2007

Revenues were approximately $4,285,727 for the three months ended April 30, 2008 compared with no revenue for the three months ended April 30, 2007. The increase of $4,285,727 was primarily the result of the acquisitions of BWS and BBD in February 2008.

Operating Expenses were approximately $5,853,513 for the three months ended April 30, 2008 compared with approximately $12,146 for the three months ended April 30, 2007 resulting in an increase of approximately of $5,841,367.  This increase was primarily as result of the acquisitions of BWS and BBD in February 2008 and non-recurring or non-cash costs incurred in assuming control of their operations.

Net loss from operations was $1,567,785 for the three months ended April 30, 2008 compared with a net loss of $12,146 for the three months ended April 30, 2007 resulting in an increased loss of $1,555,639.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no comparison can be made between the periods.

General and administrative expenses for the three month period ended April 30, 2008 were $3,189,834 compared with  no expense for the three month period ended April 30, 2007.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no comparison can be made between the periods.  Costs in the 2008 period included over $300,000 in non-recurring costs and approximately $1,050,000 in non-cash costs associated with assuming control of the BWS and BBD operations.

Interest expense increased by $2,857,487 for the three month period ended April 30, 2008,  compared with the three month period ended April 30, 2007.  This increase is primarily due to an increase in the utilization of the PNC Bank credit facility and the amortization of deferred financing costs .  This includes a one-time non-cash charge of $2,500,000 for the amortization of financing costs resulting from the stock issuance required by the Cash Collateral Agreement.

Net Loss was $4,406,161 or $0.25 per share for the three months ended April 30, 2008 compared with a net loss of $16,601 or $0.00 per share for the three months ended April 30, 2007 resulting in an increased loss of $4,389,560.  This loss was primarily related to non-recurring and non-cash charges associated with assuming control of the operations of BWS and BBD.  Included in the loss is the amortization of $2,500,000 in stock costs caused by the Cash Collateral Agreement, $1,000,000 in deferred compensation granted to our CEO upon the commencement of combined operations but to be paid over time, and $50,000 in stock-based compensation costs.  Excluding these non-cash costs the loss is approximately $750,000.  In addition, we incurred over $300,000 of non-recurring cash costs; excluding these charges the loss is less than $450,000.  Still included in the loss is depreciation expense of $719,521.

While non-recurring and non-cash costs were the primary cause for a loss, income suffered from low utilization rates at BBD and ARH.  However, operations at BWS continued to be robust.  The table below shows utilization rates for BWS, BBD and ARH:

	February	March	April	May

Best Well Service	100%	100%	100%	100%
Beeman Drilling	3%	8%	11%	24%
American Rig Housing	15%	15%	15%	23%

The annualized sales for Best Well Service are approximately $18.6 million, ahead of the $17.7 million in sales that it earned in the year 2007.  Beeman Drilling’s municipal water well and mineral core hole drilling exhibit seasonal lows in the first quarter.  Even with very low utilization rates, Beeman earned $301,088 in revenue this year compared with $61,438 in the period last year.  American Rig Housing earned $47,359 from rentals this year compared to $23,819 last year; however, it sold one unit compared to two last year, so its revenues from unit sales fell to $63.484 from $129,781 last year.  For the full year 2008, sales and refurbishment orders already in hand are expected to produce revenue from unit sales equal to revenue from unit sales in 2007.  Therefore, the loss in the first quarter appears to be driven by one-time costs and seasonal factors.

Liquidity and Capital Resources

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

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by the Company using not less than 25% of its net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at the Company’s option. The unredeemed face value of the Series A Preferred may be converted into common stock (i) by the holder thereof at a conversion price of $4.00 per share or (ii) by the Company at a conversion price of $4.00 per share in the event the Company’s common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days.

On February 14, 2008, we also entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) pursuant to which we may borrow up to a maximum amount of $25,000,000 at an interest rate to be determined at the time of the particular draws, but generally equal to the PNC Base Rate plus 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility.  The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012.  Monies borrowed against the term loan portion of the total debt agreement, equal to $5,850,000, are amortized and must be repaid on a 60 month amortization schedule, with an annual 25% recapture of Excess Cash Flow applied to the principal balance. Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock.

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

Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February and the reoccurrence of very low seasonal utilization of rigs by BBD, we are requesting a waiver for the specified fixed charge coverage and leverage ratio calculations.  We have proposed an alternative calculation for the first quarter that excludes the partial month of February and relies on the trailing twelve months rather than attempting to annualize Beeman’s results based on the seasonally low first quarter months.  Our request is pending.

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

We have made all scheduled principal and interest payments, and have improved our availability under the revolver from a low point of approximately $500,000 in availability to over $1,500,000 in availability.

Off-Balance Sheet Arrangements

As of April 30, 2008, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	FY2008
Long - Term Debt	$21,496,000	$1,398,000
Operating Leases	558,000	155,000
Employment/Consultant Contracts	600,000	600,000
Total	$225,656,000	$2,153,000

Disclosure Regarding Forward-Looking Statements

We caution that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements.  The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to increase utilization or redeply rigs, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, interest rates, inflation, the availability of goods and services, operational risks, availability of capital resources, legislative or regulatory changes, political developments, and acts of war and terrorism.  A more detailed discussion on risks relating to the oilfield services industry and to us is included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2008 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in financial statement disclosures, the consolidation of subsidiaries’ general ledgers, segregation of duties in the field and home offices, expenditure approval limits and documentation, and variance analysis. As recently acquired operations are assimilated, we intend to address these weaknesses.

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

 (b) Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2008, we began to consolidate control over the financial reporting originating in our operations that we acquired during the quarter.  None of these changes in internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are from time to time subject to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2008, we announced that we had completed the sale Units consisting of 625 shares of our common stock and 90 shares of our Series A Preferred Stock, to institutional and accredited purchasers at a purchase price of $1,000 per Unit (the “Offering”).  We issued a total of 8,478,750 shares of common stock and 1,220,940 shares of Series A Preferred Stock to institutional and accredited investors, for total gross proceeds of $13.566 million.  None of the Units or the underlying shares of common or Series A Preferred Stock sold in the Offering has been registered under the Securities Act or under any state securities laws.  The issuance and sale of these securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act and certain private placement exemptions under applicable state securities laws.

We retained Andrew Garrett, Inc. of New York as our exclusive placement agent.  Pursuant to our agreement, we paid Andrew Garrett a cash commission of 10% of the gross proceeds of the Offering, plus a non-allocable expense allowance of 2%, and warrants to purchase 10% of Units sold at any time over the next five years at an exercise price of $1,000 per Unit.  We have issued 1,507 unit warrants to Andrew Garrett or qualified selling agents as designated by Andrew Garrett.  We have agreed to include the common and Series A Preferred Stock that underlie the Units in the Warrants in any registration statement we file.  These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 17, 2008, the Board of Directors awarded options to Mr. James Byrd, a member of our Board of Directors, to purchase a total of 75,000 shares of our common stock, 25,000 at an exercise price of $0.16 per share which vest immediately and 50,000 at an exercise price of 0.50 per share which vest in March 2009.  These grants were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 5, 2008, the Board of Directors awarded options to the following Directors: Mark Harrington, Joel Gold, David Gad, and Tony Bruce.  They each were awarded options to purchase a total of 75,000 shares of our common stock, 25,000 at an exercise price of $0.16 per share and 50,000 at an exercise price of $0.50 per share.  The $0.16 options vested immediately and the $0.50 options vest on March 5, 2009.  The Directors also granted warrants to Christy Albeck, a contractor to the Company, to purchase a total of 75,000 shares of our common stock, 25,000 at an exercise price of $0.16 per share and 50,000 at an exercise price of $0.50 per share.  The $0.16 warrants vested immediately and the $0.50 warrants vest on March 5, 2009. These grants were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 5, 2008, in connection with his appointment as Chief Operations Officer for the Company, Mr. Charles Daniels was awarded 150,000 unregistered common shares of the Company and 150,000 five-year warrants to purchase our common stock at an exercise price of $0.50.  The warrants will vest on December 31, 2008. On the same date, Mr. James W. Carroll was awarded 150,000 unregistered common shares of the Company and 150,000 five-year options to purchase our common stock at an exercise price of $0.50.  The options will vest on December 31, 2008.  On the same date, Mr. Larry W. Hargrave was awarded 300,000 five-year options to purchase our common stock at an exercise price of $0.16 and 300,000 five-year options to purchase our common stock at an exercise price of $0.50.  The $0.16 options vested immediately and the $0.50 options will vest on December 31, 2008.  These grants of unregistered shares, warrants and options were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 27, 2008, we issued 6,200,000 shares of our common stock to the designees of American Rig Housing, Inc., in connection with the acquisition of certain assets from ARH.  In addition, we also agreed to issue Drill Site Services & Investments LLC common stock valued at $50,000 based on a 10-day volume weighted average price (calculated as 23,372 shares), commencing with the first day of trading in connection with the acquisition of certain assets from DSS.  We have also agreed to issue Tony Bruce common stock valued at $100,000 based on a 10-day volume weighted average price (calculated as 46,744 shares), commencing on the first day of trading in connection with the acquisition of Best Well Service, Inc., of which Tony Bruce was the owner.  As such, DSS was issued 23,372 shares of common stock and Mr. Bruce was issued 46,744 shares of common stock.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 14, 2008, we issued 1,562,500 shares of common stock and 225,000 shares of Series A Preferred Stock to Morris Gad in conjunction with his pledge of assets made pursuant to a cash collateral agreement between Morris Gad, the Company and PNC Bank.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 14, 2008, we issued 200,000 warrants to purchase our common stock to Elite Financial Communications Group, LLC.  Of these, 50,000 warrants vested immediately with an exercise price of $0.20; 50,000 warrants vested March 29, 2008 with an exercise price of $0.24; 50,000 warrants will vest June 27, 2008 with an exercise price of $0.28; and, 50,000 warrants will vest September 25, 2008 with an exercise price of $0.32.  The term of the warrants shall expire 24 months from the date the Registration Statement registering the shares underlying the warrants is deemed effective.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 23, 2008

BEST ENERGY SERVICES, INC.

/s/ Larry Hargrave
Larry Hargrave
President and Chief Executive Officer