Form 10-Q
period 2008-07-31
BEST ENERGY SERVICES, INC.
filed 2008-09-22
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒               Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2008

☐                            Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐ Accelerated filer ☐  Non-Accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller Reporting Company  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,216,366 common shares as of August 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BEST ENERGY SERVICES, INC.

PART I

Item 1. Financial Statements

Best Energy Services , Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS	July 31, 2008	January 31, 2008
Current assets
Cash	$884,403	$5
Accounts receivable, net of allowance for doubtful accounts	2,715,780	-
Prepaid and other current assets	349,953	-
Total current assets	3,950,136	5

Property and equipment, net	30,639,642	-
Deferred financing costs, net	833,314	-
Goodwill and other intangible assets	8,867,745	-

TOTAL ASSETS	$44,290,837	$5

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable and accrued liabilities	$224,657	$10,141
Accrued officer compensation	925,000	22
Preferred dividends payable	340,338	-
Current portion of loans payable	1,405,992	-
Total current liabilities	2,895,987	10,163

Loans payable	20,206,402	-
Deferred income taxes	9,305,996	-
TOTAL LIABILITIES	32,408,385	10,163

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, 2,250,000 shares authorized, 1,458,592 shares issued and outstanding, at redemption value of $10 per share.	14,585,920	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 20,216,366 and 9,685,000 shares issued and outstanding, respectively	20,216	9,685
Additional paid-in capital	1,928,536	98,109
Retained deficit	(4,652,220)	(117,952)
Total stockholders’ equity (deficit)	11,882,452	(10,158)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,290,837	$5

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Operations
For the six and three months ended July 31, 2008 and 2007
(Unaudited)

	Six months ended July 31,		Three months ended July 31,
	2008	2007	2008	2007

Revenues
Well service revenue	$8,502,681	$-	$4,628,882	$-
Drilling service revenue	1,843,500	-	1,542,413	-
Portable rig housing revenue	373,877	-	263,035	-
Total revenue	10,720,058	-	6,434,330	-

Costs and expenses:
Cost of operations	4,690,805	-	2,746,647	-
Depreciation and amortization	1,611,170	-	891,649	-
General and administrative expense	5,743,421	23,152	2,553,587	11,006
Total operating costs and expenses	12,045,396	23,152	6,191,883	11,006

Net operating income (loss)	(1,325,338)	(23,152)	242,447	(11,006)

Other income (expense):
Interest income	19,697	-	586	-
Interest expense	(3,221,834)	-	(364,347)	-
Loss on sales of property and equipment	(6,793)	-	(6,793)	-

Loss before provision for income taxes	(4,534,268)	(23,152)	(128,107)	(11,006)
Income tax	-	-	-	-
Net loss from continuing operations	(4,534,268)	(23,152)	(128,107)	(11,006)
Loss from discontinued operations	-	(4,541)	-	(86)
Net loss	(4,534,268)	(27,693)	(128,107)	(11,092)

Preferred dividend	(466,858)	-	(466,858)	-
Net loss attributable to common shareholders	$(5,001,126)	$(27,693)	$(594,965)	$(11,092)

Per common share data:
Loss from continuing operations – basic and diluted	$(0.27)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations – basic and diluted	-	(0.00)	-	(0.00)
Net loss – basic and diluted	$(0.27)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding – basic and diluted	18,604,444	9,685,000	20,216,366	9,685,000

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Cash Flow
For the six months ended July 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net loss	$(4,534,268)	$(27,693)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,611,170	-
Stock based compensation	202,106	-
Non-cash interest expense	2,587,752	-
Loss on sale of property and equipment	6,793	-
Changes in operating assets and liabilities:
Accounts receivable	(392,729)	-
Prepaid expenses	(254,423)	-
Accounts payable and accrued liabilities	1,179,730	(11,446)
Net cash used by operating activities, before discontinued operations	406,131	(39,139)
Net cash flow from discontinued operations	-	(16,369)

Net cash used by operating activities	406,131	(55,508)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(31,385,943)	-
Capital expenditures, net	(267,662)	-
Proceeds from disposal of property and equipment	17,412	-

Net cash used by investing activities	(31,636,193)	-

Cash flows from financing activities:
Proceeds from issuance of Term Loan	5,850,000	-
Repayments of Term Loan	(487,500)	-
Net borrowings under Revolving Advances	15,863,055	-
Net repayments of other notes payable	(38,109)	-
Proceeds from issuance of Units in private placement	11,848,080	-
Payment of deferred financing costs	(921,066)	-

Net cash provided by financing activities	32,114,460	-

Increase (decrease) in cash cash and equivalents	884,398	(55,508)
Cash and cash equivalents, beginning of period	5	108,054
Cash and cash equivalents, end of period	$884,403	$52,546

Supplemental disclosures of cash flow information:
Cash paid for interest	$616,704	$-
Cash paid for taxes	$150,000	$-
Noncash investing and financing activities:
Units issued in exchange for collateral agreements	$2,500,000	-
Shares issued for the purchase of assets from ARH and DSS	2,321,500	-
Shares issued for the purchase of BWS	100,000	-
Retirement of common shares	6,080	-
Preferred stock issued in payment of preferred stock dividends	126,520	-
Accrued dividends on preferred stock	340,338	-

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statement of Stockholders’ Equity
For the six months ended July 31, 2008
(Unaudited)

	Series A Convertible Redeemable Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 31, 2008	-	$-	9,685,000	$9,685	$98,109	$(117,952)	$(10,158)

Shares retired	-	-	(6,080,000)	(6,080)	6,080	-	-
Units issued for cash, net	1,220,940	12,209,400	8,478,750	8,478	(369,798)	-	11,848,080
Units issued for services, net	225,000	2,250,000	1,562,500	1,563	(51,563)	-	2,200,000
Shares issued for BWS acquisition	-	-	46,744	47	99,953	-	100,000
Shares issued for ARH acquisition	-	-	6,200,000	6,200	2,265,300	-	2,271,500
Shares issued for DSS acquisition	-	-	23,372	23	49,977	-	50,000
Preferred stock dividends paid in-kind	12,652	126,520	-	-	(126,520)	-	-
Accrued preferred dividends	-	-	-	-	(340,338)	-	(340,338)
Shares issued for services	-	-	300,000	300	74,700	-	75,000
Share based compensation	-	-	-	-	222,636	-	222,636
Net loss	-	-	-	-	-	(4,534,268)	(4,534,268)

Balance - July 31, 2008	1,458,592	14,585,920	20,216,366	20,216	1,928,536	(4,652,220)	11,882,452

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Notes to Unaudited Consolidated Financial Statements
July 31, 2008

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

Since inception on October 31, 2006 through our year end January 31, 2008, as Hybrook Resources Corp., we were a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  We did not exercise our option and no minerals have been discovered.  As a result of the acquisitions discussed below, all mineral activities have been discontinued.  The results of these activities have been included in discontinued operations in the accompanying consolidated financial statements.

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

Basis of Presentation and Principles of Consolidation

Our unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as they pertain to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  We believe that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at January 31, 2008, as presented herein, is derived from the January 31, 2008 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2008.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements include the accounts of Best Energy and its wholly-owned subsidiaries BWS and BBD.  All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of July 31, 2008, we had cash balances of approximately $497,000 in excess of federally insured limits.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors we have established an allowance for doubtful accounts of $48,281 at July 31, 2008.  No accounts were written off during the six months ended July 31, 2008 and 2007, respectively.

Credit Risk

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally four to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

Classification	Estimated Useful Life
Rigs and related equipment	10 years
Vehicles	5 years
Heavy trucks and trailers	7 years
Leasehold improvements	5 years
Office equipment	3 years

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of July 31, 2008, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

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

Best Energy follows FASB Statement of Financial Accounting Standards No. 150 (FAS-150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments and Best Energy applies the provisions of this statement in the determination of whether its mandatorily redeemable preferred stock is properly classified as a liability or equity.

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes ”.  Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Note 3- Business Combinations and Acquisitions

Best Well Service, Inc.

On February 14, 2008, we acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $20,600,000, payable as follows: (i) a note for $20,000,000 was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; and (iii) common stock valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading (46,744 shares). The Acquisition has been accounted for using the purchase method in accordance with SFAS No. 141,  Business Combinations , which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

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

Bob Beeman Drilling Company

On February 14, 2008, we acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of $4,750,000, payable as follows: (i) a note for $4,050,000 was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) $200,000 in a previously paid deposit; and (iii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months.   The Acquisition has been accounted for using the purchase method in accordance with SFAS No. 141,  Business Combinations , which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

We have included the operating results of BBD’s in our consolidated financial statements from the date of acquisition.

As part of this transaction, we have entered into a one year lease with Mr. Beeman for equipment yards located in Moab, Utah and Wellington, Utah at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BBD continues to operate as our wholly-owned subsidiary.  Prior to the execution of the foregoing agreements with Mr. Beeman, there was no material relationship between us and Mr. Beeman.

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

	BWS	BBD
Accounts receivable	$1,785,985	$434,989
Property and equipment	20,710,670	8,098,499
Goodwill	6,692,728	-
Total assets acquired	29,189,383	8,533,488
Vehicle notes payable	(424,952)	-
Deferred income tax	(6,251,175)	(2,714,603)
Total liabilities assumed	(6,676,127)	(2,714,603)
Net assets acquired	$22,513,256	$5,818,885

Deferred income tax liabilities were created in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method .

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

Note 4 - Property and equipment, net

Property and equipment consists of the following at July 31, 2008:

Rigs, pumps, compressors, rig houses and related equipment	$28,784,366
Heavy trucks, trailers, dirt equipment	1,805,837
Vehicles and other equipment	1,514,160
Office and computer equipment	47,914
Leasehold improvements	97,587
Total property and equipment	32,249,864
Less: accumulated depreciation	(1,610,222)
Property and equipment, net	$30,639,642

Depreciation expense was $1,611,170 for the six months ended July 31, 2008.  No depreciation expense was recognized during the six months ended July 31, 2007.

Note 5 – Loans payable

The following table summarizes loans payable as of July 31, 2008:

Revolving advances	$15,863,055
Term loan	5,362,500
Vehicle notes payable	386,839
Total loans payable	21,612,394
Current portion of loans payable	1,405,992
Loans payable, net of current portion	$20,206,402

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

In order to fund our acquisition of BWS and BBD we drew $15,114,627 on the Revolving Advances and $2,850,000 on the Term Loan.  We drew and additional $3,000,000 in order to close the acquisition of BB Drilling and DSS.  We drew on the Revolving Advances as necessary for working capital purposes and repaid principal on the note with collections on accounts receivable.

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

Future minimum payments under existing notes payable are as follows:

For the twelve months ending July 31,
2009	$1,405,992
2010	1,289,218
2011	1,201,629
2012	17,715,555

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for options granted during the six months ended July 31, 2008.  The expected life of the options represents the period of time the options are expected to be outstanding.  The expected term of options granted was derived based on a weighting between the average midpoint between vesting and the contractual term.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact that we do not anticipate paying any dividends on common stock in the near term.

Expected life (years)	2.5 - 3.0	-
Risk-free interest rate	2.23 - 2.81%
Volatility	120%
Dividend yield	0%

A summary of our stock option activity and related information is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at January 31, 2008	—	—
Granted	1,350,000	$0.39
Exercised	—	—
Forfeited	—	—
Options outstanding at July 31, 2008	1,350,000	$0.39

Options vested and exercisable at July 31, 2008	450,000	$0.16

During the six months ended July 31, 2008, 1,350,000 options were granted with a weighted average grant date fair value of $0.20.  During the six months ended July 31, 2008 no options were exercised, forfeited or expired.  As of July 31, 2008, there was approximately $77,500 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately five months.  We recognized $192,200 of stock based compensation expense related to stock options during the six months ended July 31, 2008.

The aggregate intrinsic value of stock options outstanding at July 31, 2008 was approximately $2,853,000, of which approximately $1,053,000 relates to awards vested and exercisable.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of July 31, 2008 exceeds the exercise price of the option.

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

Note 7 - Stockholders’ Equity

Share retirement

Prior to the closing of the acquisition of BWS and BBD, certain stockholders returned a total of 6,080,000 shares of common stock to Best Energy which were retired.

Private placement

During the six months ended July 31, 2008, we completed a private placement of 13,566 Units at a price of $1,000 per unit.  Each Unit consists of 90 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and 625 shares of common stock.  As a part of the private placement, we have agreed to use our best efforts to file a registration statement for the underlying shares of common stock with liquidated damages if we did not file within 90 days of the closing of the offering, or June 29, 2008.  We filed the required registration statement on June 11, 2008.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option. The unredeemed face value of the Series A Preferred Stock may be converted into common stock (i) by the holder at a conversion price of $4.00 per share or (ii) by us at a conversion price of $4.00 per share in the event that our common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days. Best Energy evaluated this financial instrument under SFAS 150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity to determine if it more closely resembles a liability or equity. Because the redemption of the Series A Preferred Stock is contingent upon our achieving positive net income, the redemption is conditional and not certain. Accordingly, it has been included in equity on the balance sheet at July 31, 2008. We evaluated the terms of the Series A Preferred Stock and determined that it is not a derivative in accordance with EITF 00-19.

In addition, we issued 2,500 Units in exchange for an investor posting cash collateral in the amount of $2,500,000 with our lender to ensure that we had adequate available credit to complete the acquisitions of BWS, BBD and the acquisition of assets from ARH, BB Drilling and DSS.  The value of these Units was included in deferred financing costs and amortized over the period in which the additional collateral was available.  As of July 31, 2008, the collateral has been released and returned to the investor or is unused, pending release.

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

Dividends

On May 30, 2008 we declared a dividend of $0.0875 per share of Series A Preferred Stock to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share.  The total amount of the dividend of $126,520 was paid by the issuance of 12,652 shares of Series A Preferred Stock.  It represented accrued dividends through March 31, 2008.  As of July 31, 2008, there was $340,338 of accrued and unpaid dividends on the Series A Preferred Stock.

We have not paid or declared any dividends on our common stock and currently intend to retain earnings to redeem the Series A Preferred Stock and to fund our working capital needs and growth opportunities. Any future dividends on common stock will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions Nevada and other applicable laws and our credit facilities then impose. Our debt arrangements include provisions that generally prohibit us from paying dividends, other than dividends in kind, on our preferred stock.

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

As of July 31, 2008, we have net operating losses in the amount of approximately $5,000,000 which will begin to expire in the year 2028.  We have a deferred tax asset of approximately $1.8 million related to the net operating losses which has been reduced to zero by a valuation allowance due to our uncertainty of our ability to realize that asset.

Note 9 - Related Party Transactions

As a result of the successful completion of the acquisitions described in Note 1, Larry Hargrave, our CEO, was awarded a bonus of $1,000,000 to be paid $15,000 per month beginning in March 2008.  As of July 31, 2008, $925,000 remains unpaid.

On February 14, 2008, we agreed to lease certain real property from Mr. Tony Bruce, our director and employee, for a period of three years for $3,500 per month in base rent.

On February 27, 2008, we agreed to lease real property necessary to run our rig housing operations from Mr. Larry Hargrave, our CEO, for a period of three years for $6,000 per month in base rent.

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

Note 10 – Segment information

Our operations are both product and services based, and the reportable operating segments presented below include our well services operations, drilling services operations and construction of  portable rig housing for rig sites ..

Our reportable segment information is as follows:

	Well Services Division	Drilling Services	Portable Rig Housing	Reportable segments
Revenues from external customers:
Six months ended July 31, 2008	$8,502,681	$1,843,500	$373,877	$10,720,058
Three months ended July 31, 2008	4,628,882	1,542,413	263,035	6,434,330

Gross profit:
Six months ended July 31, 2008	$5,322,489	$579,846	$126,918	$6,029,253
Three months ended July 31, 2008	$2,914,493	$681,780	$91,410	$3,687,683

*Segment Information is not shown for 2007.  Businesses were not owned before 2008.

The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes for the six months ended July 31, 2008:

Gross profit from reportable segments	6,029,253

General and administrative expenses	(5,743,421)
Depreciation	(1,611,170)
Operating Loss	(1,325,338)
Other expense, net	(3,208,930)

Net loss from continuing operations before income taxes	(4,534,268)

SELECTED UNAUDITED PRO FORMA CONDENSED
CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated statements of operations and related notes are presented to show the pro forma effects of the acquisition of BWS and BBD.  The pro forma condensed consolidated statement of operations for the six months ended July 31, 2008 and 2007 is presented to show income from continuing operations as if the BWS and BBD acquisitions occurred as of the beginning of the period.

Pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma condensed consolidated financial statements. The pro forma data are not necessarily indicative of the financial results that would have been attained had the acquisition of BWS and BBD occurred on the dates referenced above and should not be viewed as indicative of operations in future periods. The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with notes thereto, the financial statements as of and for the six months ended July 31, 2008 for Best Energy Services, Inc. included in this Form 10-Q, the financial statements as of and for the year ended January 31, 2008 for Best Energy Services, Inc. as filed on Form 10-K on May 2, 2008 and the financial statements as of and for the year ended December 31, 2007 for BWS and BBD included in Form 8-K/A filed February 14, 2008.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended July 31, 2008

	Actual for the six months ended July 31, 2008	Actual for the period from February 1, 2008 through February 14, 2008		Pro Forma		Pro Forma
	Best Energy	BWS	BBD	Adjustments		Consolidated
Revenues	$10,720,058	$775,498	$10,000	$-		$11,505,556
Operating expenses:
Cost of operations	4,690,805	142,156	37,068	-		4,870,029
Depreciation and amortization	1,611,170	45,610	9,433	88,861	(a)	1,755,074
General and administrative	5,743,421	50,194	6,273	(18,218)	(b)	5,781,670
Total operating expenses	12,045,396	237,960	52,774			12,406,773
Operating income (loss)	(1,325,338)	537,538	(42,774)			(901,217)
Other income (expense):
Investment income (loss)	-	-	444	(444)	(c )	-
Loss on sale of property and equipment	(6,793)	-	-			(6,793)
Interest income	19,697	1,389	-	-		21,086
Interest expense	(3,221,834)	400	-	(58,702)	(d)	(3,280,136)
Total other income (expense)	(3,208,930)	1,789	444			(3,265,843)
Income (loss) before income taxes	(4,534,268)	539,327	(42,330)			(4,167,060)
Income tax (expense) recovery	-	188,764	(14,816)			173,949
Net income (loss)	(4,534,268)	728,091	(57,146)			(3,993,111)

Net income per share:
Basic and diluted	$(0.24)					$(0.20)
Weighted average shares outstanding:
Basic and diluted	18,604,444			1,611,922		20,216,366

See notes to unaudited pro forma condensed consolidated financial statements.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended July 31, 2007

	Actual for the six months ended July 31, 2007	Actual for the six months ended June 30, 2007		Pro Forma		Pro Forma
	Best Energy	BWS	BBD	Adjustments		Consolidated
Revenues	$-	$8,468,077	$1,058,809	$-		$9,526,886
Operating expenses:
Cost of operations	-	2,846,658	583,124	-		3,429,782
Depreciation and amortization	-	506,426	123,671	1,127,543	(a)	1,757,640
General and administrative	23,152	2,708,779	688,267	(182,183)	(b)	6,275,120
				3,037,105	(c)
Total operating expenses	23,152	6,061,863	1,395,062			11,462,542
Operating income (loss)	(23,152)	2,406,214	(336,253)			(1,935,656)

Other income (expense):
Gain on sale of property and equipment	-	-	50,000	-		50,000
Investment income	-	-	1,722,928	(1,722,928)	(d)	-
Interest income	-	69,167	26,311	(95,478)	(d)	-
Interest expense	-	(4,419)	(10,290)	(3,281,754)	(e)	(3,296,463)
Total other income (expense)	-	64,748	1,788,949			(3,246,463)
Income (loss) before income taxes	(23,152)	2,470,962	1,452,696			(5,182,119)
Income tax expense	-	(864,837)	(508,444)	1,373,280	(f)	-
Net income (loss) from continuing operations	$(23,152)	$1,606,125	$944,252			$(5,182,119)

Net income per share:
Basic and diluted	$(0.00)					$(0.26)
Weighted average shares outstanding:
Basic and diluted	9,685,000			10,531,366		20,216,366

See notes to unaudited pro forma condensed consolidated financial statements.

BEST ENERGY SERVICES, INC.
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

1. Pro Forma Adjustments:

The unaudited pro forma condensed consolidated financial statements reflect the following adjustments:

(a)	Record incremental depreciation on property and equipment as a result of the acquisition of BWS and BBD.
(b)	Eliminate related party expenses incurred by BWS and BBD which will not be incurred acquisitions.
(c)	Record additional general and administrative expense incurred as a result of the acquisition of BWS and BBD.
(d)	Reverse investment income (loss) as trading securities will not be included in acquisition of BWS and BBD.
(e)	Record interest expense on Credit Facility and amortization of deferred financing costs.
(f)	Adjust income tax expense for the changes in pro forma net income.

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

In the Well Service Division, our acquisition of BWS brings us a strong footprint in the hydrocarbon rich Hugoton basin. BWS has distinguished itself over the years in its service to major oil companies and large independents, as well as an employee retention history that is among the best in the industry.

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

On February 14, 2008, we acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of $4,750,000, payable as follows: (i) a note for $4,050,000 was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility; (ii) $200,000 in a previously paid deposit; and (iii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months.   As part of this transaction, we have entered into a one year lease with Mr. Beeman for equipment yards located in Moab, Utah and Wellington, Utah at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BBD continues to operate as our wholly-owned subsidiary.  Prior to the execution of the foregoing agreements with Mr. Beeman, there was no material relationship between us and Mr. Beeman.

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

2008 Financing

In order to finance the acquisitions described above and to provide us with working capital, on February 14, 2008, we completed the initial closing of a private placement resulting in gross proceeds to us of $8,640,000.  Units consisting of 625 shares of our common stock and 90 shares of our Series A Preferred Stock were purchased by accredited investors at a purchase price of $1,000 per Unit.  In total, we sold a total of 13,566 Units, consisting of 8,478,750 shares of our common stock and 1,220,940 shares of Series A Preferred Stock, for total gross proceeds of $13.566 million.  None of the Units or the underlying shares of common or Series A Preferred Stock sold in the Offering has been registered under the Securities Act or under any state securities laws.  The issuance and sale of said securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act and certain private placements under the state securities laws.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option. The unredeemed face value of the Series A Preferred may be converted into common stock (i) by the holder thereof at a conversion price of $4.00 per share or (ii) by us at a conversion price of $4.00 per share in the event that our common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days.

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

 Cash Collateral Agreement

On February 14, 2008, PNC Bank, National Association entered into a Cash Collateral Agreement with an individual investor in which the investor agreed to put up cash in the amount of $2,500,000 as additional required security for our obligations under the Credit Facility.  In exchange for the agreement of such investor to enter into the Cash Collateral Agreement, we agreed to issue to such investor 1,562,500 shares of our common stock and 225,000 shares of our Series A preferred stock.  We will be obligated to repay any funds drawn on the Credit Facility without regard to the consideration given to the investor.  The value of the stock issued to the investor was included in deferred financing costs and amortized in our first quarter.

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

 Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the critical accounting policies discussed in Note 2 to the Consolidated Financial Statements for the period ended July 31, 2008 on this report.

Results from Operations

Six months Ended July 31, 2008 compared with the Six Months Ended July 31, 2007

Revenues were $10,720,058 for the six months ended July 31, 2008 compared with no revenue for the six months ended July 31, 2007. The increase of $10,720,058 was primarily the result of the acquisitions of BWS and BBD in February 2008.

Operating Expenses were approximately $12,045,396 for the six months ended July 31, 2008 compared with $23,152 for the six months ended July 31, 2007 resulting in an increase of $12,022,244.  This increase was primarily as result of the acquisitions of BWS and BBD in February 2008 and non-recurring or non-cash costs incurred in assuming control of their operations.

Net loss from operations was $1,325,338 for the six months ended July 31, 2008 compared with a net loss of $23,152 for the six months ended July 31, 2007 resulting in an increased loss of $1,302,186.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningful comparison can be made between the periods.

General and administrative expenses for the six month period ended July 31, 2008 were $5,743,421 compared with no expense for the six month period ended July 31, 2007.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningful comparison can be made between the periods.  Costs in the 2008 period included over $400,000 in non-recurring costs and approximately $1,200,000 in non-cash costs associated with assuming control of the BWS and BBD operations.

Interest expense increased by $3,221,834 for the six month period ended July 31, 2008, compared with the six month period ended July 31, 2007.  This increase is primarily due to the utilization of the PNC Bank credit facility and the amortization of deferred financing costs.  This includes a one-time non-cash charge of $2,500,000 for the amortization of financing costs resulting from the stock issuance required by the Cash Collateral Agreement.

Net Loss was $4,534,268 or $0.27 per share for the six months ended July 31, 2008 compared with a net loss of $27,692 or $0.00 per share for the six months ended July 31, 2007 resulting in an increased loss of $4,506,576.  This loss was primarily related to non-recurring and non-cash charges associated with assuming control of the operations of BWS and BBD.  Included in the loss is the amortization of $2,500,000 in stock costs caused by the Cash Collateral Agreement, $1,000,000 in deferred compensation granted to our CEO upon the commencement of combined operations but to be paid over time ($925,000 remained unpaid as of July 31, 2008), and approximately $200,000 in stock-based compensation costs.  Excluding these non-cash costs, the net loss would be approximately $800,000.  In addition, we incurred over $400,000 of non-recurring cash costs; excluding these charges our net loss would be approximately $400,000.  Still included in the net loss is depreciation expense of $1,611,170.

While non-recurring and non-cash costs were the primary cause for a loss, income suffered from the initial low utilization rates at BBD and ARH. However, operations at BWS continued to be robust. The table below shows utilization rates for BWS, BBD and ARH:

	February	March	April	May	June	July

Best Well Service	100%	100%	100%	100%	100%	100%
Beeman Drilling	3%	8%	11%	24%	30%	30%
American Rig Housing	15%	15%	15%	23%	26%	28%

The annualized sales for Best Well Service are approximately $18.6 million, ahead of the $17.7 million in sales that it earned in the year 2007 (prior to its acquisition by Best Energy). Beeman Drilling’s municipal water well and mineral core hole drilling exhibit seasonal lows in the first quarter. Even with very low initial utilization rates, Beeman earned $1,843,500 in revenue during the six months ended July 31, 2008 compared with approximately $1,058,000 in the period last year (prior to its acquisition by Best Energy).  Further, sales and refurbishment orders already in hand for ARH are expected to produce revenue from unit sales in the year 2008 equal to revenue from unit sales in 2007. Therefore, the loss in our first six months appears to be driven by one-time costs and seasonal factors.

Three months Ended July 31, 2008 compared with the Three Months Ended July 31, 2007

Revenues were $4,628,882 for the three months ended July 31, 2008 compared with no revenue for the three months ended July 31, 2007. The increase of $4,628,882 was primarily the result of the acquisitions of BWS and BBD in February 2008.

Operating Expenses were $6,191,883 for the three months ended July 31, 2008 compared with $11,006 for the three months ended July 31, 2007 resulting in an increase of $6,180,877.  This increase was primarily as result of the acquisitions of BWS and BBD in February.

Net income (loss) from operations was net income of $242,447 for the three months ended July 31, 2008 compared with a net loss of $11,006 for the three months ended July 31, 2007 resulting in increased income of $253,453.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningful comparison can be made between the periods.

General and administrative expenses for the three month period ended July 31, 2008 were $2,553,587 compared with no expense for the three month period ended July 31, 2007.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningfulcomparison can be made between the periods.

Interest expense increased by $364,347 for the three month period ended July 31, 2008, compared with the three month period ended July 31, 2007.  This increase is primarily due to the utilization of the PNC Bank credit facility and the amortization of deferred financing costs.

Net Loss was $128,107 or $0.03 per common share after preferred dividends, paid in kind, for the three months ended July 31, 2008 compared with a net loss of $11,092 or $0.00 per share for the three months ended July 31, 2007 resulting in an increased loss of $117,015.   Included in the loss is the amortization of deferred financing costs of $43,750 and stock based compensation of $45,000.  Excluding these non-cash costs the loss is approximately $39,357.  In addition, depreciation expense of $891,649 is included in the net loss.

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

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option. The unredeemed face value of the Series A Preferred may be converted into common stock (i) by the holder thereof at a conversion price of $4.00 per share or (ii) by us at a conversion price of $4.00 per share in the event that our common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days.

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

Fiscal Quarter	Leverage Ratio:
Ending:
March 31, 2008	3.5 to 1.0
June 30, 2008	3.5 to 1.0
September 30, 2008	3.5 to 1.0
December 31, 2008	3.5 to 1.0
March 31, 2009	3.0 to 1.0
June 30, 2009	3.0 to 1.0
September 30, 2009	3.0 to 1.0
December 31, 2009	3.0 to 1.0
March 30, 2010 and each fiscal quarter ending thereafter	2.50 to 1.0

Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February and the reoccurrence of very low seasonal utilization of rigs by BBD, PNC Bank has agreed to amend the ratio tests in the loan documents and therewith waive the ratio test results for the initial quarters, to reflect our actual and expected results.  As of June 30, 2008, our fixed charge coverage ratio was 2.0 and our leverage ratio was 4.1, prior to applying any amendments to the loan documents.

Under the terms of our credit facility, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock except  that we may make payments (i) utilizing up to 25% of our net income to the holders of the Series A Preferred Stock in accordance with the provisions of the Certificate of Designation therefore, so long as after giving effect to such payment (x) we have at least $1,500,000 of undrawn availability and (y) we demonstrate to PNC’s reasonable satisfaction pro forma compliance with financial covenants set forth above.

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

We have made all scheduled principal and interest payments under our credit facility.  As of July 31, 2008, we have repaid $487,500 on our term loan.

Off-Balance Sheet Arrangements

As of July 31, 2008, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	12 Months
Long - Term Debt	$21,612,394	$1,405,992
Operating Leases	558,000	155,000
Employment/Consultant Contracts	450,000	450,000
Total	$22,620,394	$2,010,992

Our Series A Preferred Stock shall be redeemed using not less than 25% of our net income after tax each year.  For the six months ended July 31, 2008, we did not have positive net income after tax.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, interest rates, inflation, the availability of goods and services, operational risks, availability of capital resources, legislative or regulatory changes, political developments, and acts of war and terrorism.  A more detailed discussion on risks relating to the oilfield services industry and to us is included in our Annual Report on Form 10-K for the year ended January 31, 2008.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2008 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in financial statement disclosures, the consolidation of subsidiaries’ general ledgers, segregation of duties in the field and home offices, expenditure approval limits and documentation, and variance analysis. As recently acquired operations are assimilated, we intend to address these weaknesses.

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

 (b) Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2008, we continued the consolidation of control over the financial reporting originating in our operations that we acquired in February 2008.  None of these changes in internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: September 22, 2008

BEST ENERGY SERVICES, INC.

/s/ Larry Hargrave
Larry Hargrave
President and Chief Executive Officer