Form 10-Q
period 2008-12-22
BEST ENERGY SERVICES, INC.
filed 2008-12-22
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒               Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,216,366 common shares as of November 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BEST ENERGY SERVICES, INC.

PART I
Item 1. Financial Statements

Best Energy Services, Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS	October 31, 2008	January 31, 2008
Current assets
Cash	$230,216	$5
Accounts receivable, net of allowance for doubtful accounts	3,394,370	-
Prepaid and other current assets	453,743	-
Total current assets	4,078,329	5

Property and equipment, net	30,358,409	-
Goodwill and other intangible assets	8,751,380	-

TOTAL ASSETS	$43,188,118	$5

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$690,459	$10,141
Accrued officer compensation	880,000	22
Preferred stock dividends payable	595,592	-
Current portion of loans payable	21,572,849	-
Total current liabilities	23,738,900	10,163

Loans payable	242,916	-
Deferred income taxes	9,305,996	-
TOTAL LIABILITIES	33,287,812	10,163

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, 2,250,000 shares authorized, 1,458,592 shares issued and outstanding, at redemption value of $10 per share.	14,585,920	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 20,216,366 and 9,685,000 shares issued and outstanding, respectively	20,216	9,685
Additional paid-in capital	1,675,369	98,109
Retained deficit	(6,381,199	(117,952)
Total stockholders’ equity (deficit)	9,900,306	(10,158)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$43,188,118	$5

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Operations
For the nine and three months ended October 31, 2008 and 2007
(Unaudited)

	Nine months ended October 31,		Three months ended October 31,
	2008	2007	2008	2007

Revenues
Well service revenue	$13,654,858	$-	$5,152,177	$-
Drilling service revenue	3,204,615	-	1,361,115	-
Mud logging revenue	308,256	-	308,256	-
Portable rig housing revenue	580,065	-	206,188	-
Total revenue	17,747,794	-	7,027,736	-

Costs and expenses:
Direct cost of revenue	8,172,858	-	3,440,057	-
Indirect cost of revenue	4,768,147	-	2,060,296	-
Depreciation and amortization	2,519,555	-	908,385	-
General and administrative expense	4,177,209	34,746	1,183,635	11,594
Loss on sale of property and equipment	6,793	-	-	-
Total operating costs and expenses	19,644,562	34,746	7,592,373	11,594

Loss from operations	(1,896,768)	(34,746)	(564,637)	(11,594)

Other income (expense):
Interest income	19,790	-	93	-
Interest expense	(4,386,269)	-	(1,183,635)	-

Loss before provision for income taxes	(6,263,247)	(34,746)	(1,728,979)	(11,594)
Income tax	-	-	-	-
Net loss from continuing operations	(6,263,247)	(34,746)	(1,728,979)	(11,594)
Loss from discontinued operations	-	(10,967)	-	(6,426)
Net loss	(6,263,247)	(45,713)	(1,728,979)	(18,020)

Preferred stock dividend	(722,112)	-	(255,254)	-
Net loss attributable to common shareholders	$(6,985,359)	$(45,713)	$(1,984,233)	$(18,020)

Per common share data:
Loss from continuing operations – basic and diluted	$(0.36)	$(0.00)	$(0.10)	$(0.00)
Discontinued operations – basic and diluted	-	(0.00)	-	(0.00)
Net loss – basic and diluted	$(0.36)	$(0.00)	$(0.10)	$(0.00)

Weighted average common shares outstanding – basic and diluted	19,145,674	9,685,000	20,216,366	9,685,000

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Cash Flow
For the nine months ended October 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net loss	$(6,263,247)	$(45,713)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,519,555	-
Stock-based compensation	224,723	-
Non-cash interest expense	3,421,066	-
Loss on sale of property and equipment	6,793	-
Changes in operating assets and liabilities:
Accounts receivable	(1,071,319)	-
Prepaid expenses	(378,743)	-
Accounts payable and accrued liabilities	720,536	(12,561)
Accrued officer compensation	880,000	-
Net cash provided by (used in) operating activities, before discontinued operations	59,364	(58,274)
Net cash flow from discontinued operations	-	(5,488)
Net cash provided by (used in) operating activities	59,364	(63,762)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(31,269,578)	-
Capital expenditures, net	(894,814)	-
Proceeds from disposal of property and equipment	17,412	-
Net cash used in investing activities	(32,146,980)	-

Cash flows from financing activities:
Proceeds from issuance of Term Loan	5,850,000	-
Repayments of Term Loan	(780,000)	-
Net borrowings under Revolving Advances	16,326,622	-
Net repayments of other notes payable	(5,809)	-
Proceeds from issuance of Units in private placement	11,848,080	-
Payment of deferred financing costs	(921,066)	-
Net cash provided by financing activities	32,317,827	-

Increase (decrease) in cash and cash equivalents	230,211	(63,762)
Cash and cash equivalents, beginning of period	5	108,054
Cash and cash equivalents, end of period	$230,216	$44,292

Supplemental disclosures of cash flow information:
Cash paid for interest	$965,203	$-
Cash paid for income taxes	$150,000	$-
Noncash investing and financing activities:
Units issued in exchange for collateral agreements	$2,500,000	-
Shares issued for the purchase of assets from ARH and DSS	2,321,500	-
Shares issued for the purchase of BWS	100,000	-
Retirement of common shares	6,080	-
Preferred stock issued in payment of preferred stock dividends	126,520	-
Accrued dividends on preferred stock	595,592	-

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statement of Stockholders’ Equity
For the nine months ended October 31, 2008
(Unaudited)

	Series A Convertible Redeemable Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 31, 2008	-	$-	9,685,000	$9,685	$98,109	$(117,952)	$(10,158)

Shares retired	-	-	(6,080,000)	(6,080)	6,080	-	-
Units issued for cash, net	1,220,940	12,209,400	8,478,750	8,478	(369,798)	-	11,848,080
Units issued for services, net	225,000	2,250,000	1,562,500	1,563	(51,563)	-	2,200,000
Shares issued for BWS acquisition	-	-	46,744	47	99,953	-	100,000
Shares issued for ARH acquisition	-	-	6,200,000	6,200	2,265,300	-	2,271,500
Shares issued for DSS acquisition	-	-	23,372	23	49,977	-	50,000
Preferred stock dividends paid in-kind	12,652	126,520	-	-	(126,520)	-	-
Accrued preferred dividends	-	-	-	-	(595,592)	-	(595,592)
Shares issued for services	-	-	300,000	300	74,700	-	75,000
Share based compensation	-	-	-	-	224,723	-	224,723
Net loss	-	-	-	-	-	(6,263,247)	(6,263,247)

Balance - October 31, 2008	1,458,592	$14,585,920	20,216,366	$20,216	$1,675,369	$(6,381,199)	$9,900,306

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Notes to Unaudited Consolidated Financial Statements
October 31, 2008

Note 1 - Organization and Basis of Presentation

Nature of Business

We are an energy services company engaged in well service, drilling services and related complimentary activities.   We own a total of 25 workover rigs and 12 drilling rigs, and we conduct our well service and drilling services in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas.  In the third quarter of 2008, we added geological mud-logging services to our existing business segments.

We were incorporated on October 31, 2006 as Hybrook Resources Corp. in Nevada.   Since inception on October 31, 2006 through our year end January 31, 2008, we were a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  We did not exercise our option and no minerals have been discovered.  As a result of the acquisitions discussed below, all mineral activities have been discontinued.  The results of these activities have been included in discontinued operations in the accompanying consolidated financial statements.

On February 14, 2008, we completed the acquisition of two companies, Best Well Service, Inc. (“BWS”), a Kansas corporation, and Bob Beeman Drilling Company (“BBD”), a Utah corporation.  On February 27, 2008, we acquired certain assets from American Rig Housing, Inc. (“ARH”), Robert L. Beeman d/b/a BB Drilling Co. (“BB Drilling”), and Drill Site Services & Investments, LLC (“DSS”).  Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to Best Energy Services, Inc.

As a result of these acquisitions, we operate in one industry segment, oilfield services, which includes well service, drilling services and the housing accommodations sectors.  Beginning in the third quarter, we also began providing geological mud-logging services.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of October 31, 2008, we had no cash balances in excess of federally insured limits.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors we have established an allowance for doubtful accounts of $87,747 at October 31, 2008.  Accounts receivable in the amount of $7,554 were written off during the nine months ended October 31, 2008.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of October 31, 2008, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

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

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured.  We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123 (R), Share—Based Payment, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

Income (Loss) per Share

We report basic loss per share in accordance with FAS No. 128, “Earnings per Share.”  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon Best Energy’s net income (loss) position at the calculation date.  Diluted loss per share has not been provided as it is anti-dilutive.

Recent Accounting Pronouncements

We do not believe that the adoption of recent accounting pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

Note 3- Business Combinations and Acquisitions

Best Well Service, Inc.

On February 14, 2008, we acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $20.6 million, payable as follows: (i) a note for $20.0 million was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) funds in the amount of $0.5 million were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; and (iii) common stock valued at $0.1 million based on a 10-day volume weighted average price, commencing with the first day of trading (46,744 shares). This acquisition was accounted for using the purchase method in accordance with SFAS No. 141,   Business Combinations, which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

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
Since then, Mr. Bruce has joined our board of directors and on October 13, 2008 agreed to serve as our President and Chief Operating Officer.  Prior to the execution of the foregoing agreements with Mr. Bruce, there was no material relationship between us and Mr. Bruce.

Bob Beeman Drilling Company

On February 14, 2008, we acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of approximately $4.8 million, payable as follows: (i) a note for approximately $4.0 million was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) $.02 million in a previously paid deposit; and (iii) funds in the amount of $0.5 million were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months.  As of October 31, 2008, this escrow has not been released. This acquisition was accounted for using the purchase method in accordance with SFAS No. 141,   Business Combinations, which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

We have included the operating results of BBD in our consolidated financial statements from the date of acquisition.

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

Asset Purchases

On February 27, 2008, we acquired certain assets of ARH in exchange for 6,200,000 shares of our common stock.  These assets consist of oil field rig houses, motor vehicles, rolling stock and related tools and equipment.  We assumed no liabilities of ARH in connection with this transaction.  We valued this transaction at approximately $2.3 million based on a third-party appraisal of the assets.  ARH was owned and controlled by Mr. Larry Hargrave, our former chief executive officer and a director.  As part of this transaction, we entered into a three year lease with Mr. Hargrave for an equipment yard located in Cleveland, Texas at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  We intend to continue the operations as a division, using the name American Rig Housing.  In addition, ARH has agreed to not compete with us for a period of five years and to not solicit our customers, suppliers, or employees for a period of three years.

Also on February 27, 2008, we acquired certain assets of BB Drilling from its owner, Robert L. Beeman, for a cash purchase price of $2.0 million, and certain assets of Drill Site Services (“DSS”) from its owner, Todd Beeman, for a purchase price of $1.0 million paid in cash plus common stock valued at $50,000 based on a 10-day volume weighted average price, commencing with the first day of trading (23,372 shares).  These assets consist of drilling rigs, motor vehicles, rolling stock, pumps and related tools and equipment. We assumed no liabilities of BB Drilling or DSS in connection with this transaction.  We contributed the assets acquired from BB Drilling and DSS into BBD which will utilize them in its operations.  As part of the transaction, the former owners have agreed to restrict the disclosure of confidential information pertaining to our business, and will not compete with our business or solicit our customers, suppliers or employees for a period of five years.  We have entered into an employment agreement with Todd Beeman to act as our General Manager of Western Operations for an annual salary of $150,000.

Note 4 - Property and equipment, net

Property and equipment consists of the following at October 31, 2008:

Amount
Rigs, pumps, compressors, rig houses and related equipment	$29,348,120
Heavy trucks, trailers, dirt equipment	1,805,837
Vehicles and other equipment	1,571,392
Office and computer equipment	54,080
Leasehold improvements	97,587
Total property and equipment	32,877,016
Less: accumulated depreciation	(2,518,607)
Property and equipment, net	$30,358,409

Depreciation expense was $2.5 million for the nine months ended October 31, 2008.  No depreciation expense was recognized during the nine months ended October 31, 2007.

Note 5 – Loans payable

The following table summarizes loans payable as of October 31, 2008:

Amount
Revolving advances	$16,326,622
Term loan	5,070,000
Vehicle notes payable	419,143
Total loans payable	21,815,765
Current portion of loans payable	21,572,849
Loans payable, net of current portion	$242,916

On February 14, 2008, we entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) to borrow up to $25.0 million at 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility. The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012. Monies borrowed against the term loan portion of the total debt agreement, equal to the lesser of (a) $5,850,000 and (b) 80% of the orderly liquidation value of certain equipment and machinery of BBD and Best, are amortized and must be repaid on a 60 month amortization schedule, with an annual recapture of an amount that is the greater of (a) 25% of excess cash flow and (b) all payments made to holders of shares of Series A Preferred Stock since January 1, 2008, applied to the principal balance.  Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock. Draws against the Credit Facility are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets we acquired from BB Drilling, DSS, and ARH.  The Credit Facility is due on February 14, 2012.

In order to fund our acquisition of BWS and BBD, we drew approximately $15.1 million on the revolving portion of the Credit Facility and approximately $2.9 million on the term loan portion of the Credit Facility.  We drew an additional $3.0 million to close the acquisition of BB Drilling and DSS.  We have drawn  on the revolving credit portion of the Credit Facility as necessary for working capital purposes and repaid principal on the Credit Facility with collections on accounts receivable.

Under our Credit Facility, we are required to maintain a fixed charge coverage ratio (as defined in the Credit Facility) of not less than 1.10 to 1.00 and a leverage ratio (as defined in the Credit Facility) of 3.50 to 1.00.  Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February 2008 and the reoccurrence of very low seasonal utilization of rigs by BBD, we were not in compliance with the leverage ratio as of our last report to PNC Bank.  We report our ratios to PNC Bank based on a calendar quarter.  As of September 30, 2008, our fixed charge coverage ratio was 1.60 to 1.00 and our leverage ratio was 4.94 to 1.00.  Due to our technical default on these loan covenants, PNC Bank could choose to accelerate the due date of any or all payments owed under the Credit Facility; although they have not notified us of their intent to do so.  We have been in discussions with PNC Bank to amend the ratio tests in the loan documents.  This amendment is expected to be completed by year end 2008, although there is no assurance that this will occur.  As a result, we have reclassified all debt outstanding under the Credit Facility to current liabilities as of October 31, 2008.  We also wrote off unamortized deferred financing costs in the amount of $789,564 due to the reclassification of the Credit Facility to current liabilities.

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

Future minimum payments under existing notes payable are as follows:

For the twelve months ending October 31,	Amount
2009	$21,572,849
2010	175,539
2011	59,428
2012	7,949

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for options granted during the nine months ended October 31, 2008.  The expected life of the options represents the period of time the options are expected to be outstanding.  The expected term of options granted was derived based on a weighting between the average midpoint between vesting and the contractual term.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact that we do not anticipate paying any dividends on common stock in the near term.

Expected life (years)	2.5 - 3.0
Risk-free interest rate	2.23 - 2.81%
Volatility	120%
Dividend yield	0%

A summary of our stock option activity and related information is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at January 31, 2008	—	—
Granted	1,350,000	$0.39
Exercised	—	—
Forfeited	—	—
Options outstanding at October 31, 2008	1,350,000	$0.39

Options vested and exercisable at October 31, 2008	450,000	$0.16

During the nine months ended October 31, 2008, 1,350,000 options were granted with a weighted average grant date fair value of $0.17.  During the nine months ended October 31, 2008 no options were exercised, forfeited or expired.  As of October 31, 2008, there was approximately $35,900 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two months.  We recognized approximately $0.2 million  of stock-based compensation expense related to stock options during the nine months ended October 31, 2008.

The aggregate intrinsic value of stock options outstanding at October 31, 2008 was approximately $1.1 million, of which approximately $0.9 million relates to awards vested and exercisable.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of October 31, 2008 exceeds the exercise price of the option.

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

Note 7 - Stockholders’ Equity

Share retirement

Prior to the closing of the acquisition of BWS and BBD, certain stockholders returned a total of approximately 6,100,000 shares of common stock to Best Energy which were retired.

Private placement

During the nine months ended October 31, 2008, we completed a private placement of 13,566 Units at a price of $1,000 per unit.  Each Unit consists of 90 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and 625 shares of common stock.  As a part of the private placement, we have agreed to use our best efforts to file a registration statement for the underlying shares of common stock with liquidated damages if we did not file within 90 days of the closing of the offering, or June 29, 2008.  We filed the required registration statement on June 11, 2008 and continue to use our best efforts to have the registration statement declared effective.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option. The unredeemed face value of the Series A Preferred Stock may be converted into common stock (i) by the holder at a conversion price of $4.00 per share or (ii) by us at a conversion price of $4.00 per share in the event that our common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days. Best Energy evaluated this financial instrument under SFAS 150:  Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity to determine if it more closely resembles a liability or equity. Because the redemption of the Series A Preferred Stock is contingent upon our achieving positive net income, the redemption is conditional and not certain. Accordingly, it has been included in equity on the balance sheet at October 31, 2008. We evaluated the terms of the Series A Preferred Stock and determined that it is not a derivative in accordance with EITF 00-19.

In addition, we issued 2,500 Units in exchange for an investor posting cash collateral in the amount of $2.5 million with our lender to ensure that we had adequate available credit to complete the acquisitions of BWS, BBD and the acquisition of assets from ARH, BB Drilling and DSS.  The value of these Units was included in deferred financing costs and amortized over the period in which the additional collateral was available.  As of October 31, 2008, $1,800,000 of the collateral has been released.

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

Dividends

On May 30, 2008 we declared a dividend of $0.0875 per share of Series A Preferred Stock to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share.  The total amount of the dividend of $126,520 was paid by the issuance of 12,652 shares of Series A Preferred Stock.  It represented accrued dividends through March 31, 2008.  As of October 31, 2008, there was $595,592 of accrued and unpaid dividends on the Series A Preferred Stock.

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

Note 8 - Income Tax

We have recorded a deferred tax liability in the amount of approximately $9.3 million which represents the difference in the tax basis and book basis of property and equipment acquired in the BWS and BBD acquisitions.

As of October 31, 2008, we have net operating losses in the amount of approximately $5.0 million which will begin to expire in the year 2028.  We have a deferred tax asset of approximately $1.8 million related to the net operating losses which has been reduced to zero by a valuation allowance due to our uncertainty of our ability to realize that asset.

Note 9 - Related Party Transactions

As a result of the successful completion of the acquisitions described in Note 1, Larry Hargrave, our former CEO and a current director of the Company, was awarded a bonus of $1.0 million to be paid $15,000 per month beginning in March 2008.  As of October 31, 2008, $880,000 remains unpaid.

On February 14, 2008, we commenced to lease certain real property from Mr. Tony Bruce, our director and President, for a period of three years for $3,500 per month in base rent.

On February 22, 2008, we commenced to lease real property necessary to run our rig housing operations from Mr. Larry Hargrave, our former CEO a current director of the Company, for a period of three years for $6,000 per month in base rent.

Our interim Chief Executive Officer and the Chairman of the Board, Mark Harrington, was formerly affiliated with Andrew Garrett, Inc. which acted as our placement agent in the private placement completed in March 2008.  Mr. Harrington acted as a consultant to Andrew Garrett in the transaction.  In addition, Joel Gold, one of our directors, is Director of Investment Banking at Andrew Garrett.  We paid Andrew Garrett as placement agent a total of approximately $2.3 million in commissions, management fees, and unaccountable expenses for all financings, both equity and debt, related to our acquisitions.  We also issued 112,500 common shares as placement agent shares and warrants to purchase 1,507 Units.

Note 10 – Segment information

Our operations are both product and services based, and the reportable operating segments presented below include our well services operations, drilling services operations, mud logging and construction of  portable rig housing for rig sites.

Our reportable segment information is as follows:

	Well Services Division	Drilling Services	Mud logging	Portable Rig Housing	Reportable segments
Revenues from external customers:
Nine months ended October 31, 2008	$13,654,858	$3,204,615	$308,256	$580,065	$17,747,794
Three months ended October 31, 2008	5,152,177	1,361,115	308,256	206,188	7,027,736

Gross profit:
Nine months ended October 31, 2008	$5,220,557	$181,946	$39,226	(641,733)	$4,799,996
Three months ended October 31, 2008	$1,775,947	$51,255	$39,226	(339,045)	$1,527,383

*Segment Information is not shown for 2007.  Businesses were not owned before 2008.

The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes for the nine months ended October 31, 2008:

Gross profit from reportable segments	$4,799,996

Depreciation	(2,519,555)
General and administrative expenses	(4,177,209)
Loss from operations	(1,896,768)
Other expense, net	(4,366,479)

Net loss from continuing operations before income taxes	$(6,263,247)

Note 11 – Subsequent Events

New Management

In connection with our acquisition of all the issued and outstanding stock of BWS from its sole shareholder, Tony Bruce, we entered into a one year employment agreement with Mr. Bruce under which he agreed to serve as a Vice President of our Central Division.  Since then, Mr. Bruce has joined our board of directors and on October 13, 2008 agreed to serve as our President and Chief Operating Officer.

On October 13, 2008, our employment relationships with each of Larry W. Hargrave, President and Chief Executive Officer, and James W. Carroll, Executive Vice President and Chief Financial Officer, were terminated by mutual agreement.  We are currently negotiating severance agreements with both individuals.  Both Messrs. Hargrave and Carroll remain on the Board of Directors.  On October 13, 2008, Robert Sternenberg was elected as interim Chief Executive Officer.  Mr. Sternenberg was engaged to help the Company to make a quick, strategic  assessment of our opportunities and potential industry risks, particularly in the current economic environment.

 On October 20, 2008, Mark Harrington was named our interim Chief Executive Officer. Mr. Harrington will continue as our interim Chief Executive Officer.  We anticipate hiring Mr. Harrington as our permanent Chief Executive Officer, but we have not yet reached agreement with Mr. Harrington.

On November 10, 2008, Chuck Daniels resigned as our Executive Vice President and Chief Operating Officer.   Tony Bruce, our interim President, assumed Mr. Daniels' duties.

In addition, on November 14, 2008, Roy Bowman resigned as our interim Chief Financial Officer.  Mr. Bowman will continue to work as a consultant under the Company’s engagement with Tatum, LLC., an independent consulting firm that provides services of interim chief financial officers and controllers. Mark Harrington, our Chairman of the Board and interim Chief Executive Officer,  will act as our Principal Accounting Officer until the Company is able to hire a replacement.  Ms. Christy Albeck will continue as Controller.

On December 20, 2008, we granted options to purchase 1,245,000 shares of common stock to seven employees and consultants.  The options have an exercise price of $0.25, a term of five years and vest immediately.

SELECTED UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated statements of operations and related notes are presented to show the pro forma effects of the acquisition of BWS and BBD.  The pro forma condensed consolidated statement of operations for the nine months ended October 31, 2008 and 2007 is presented to show income from continuing operations as if the BWS and BBD acquisitions occurred as of the beginning of the period.

Pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma condensed consolidated financial statements. The pro forma data are not necessarily indicative of the financial results that would have been attained had the acquisition of BWS and BBD occurred on the dates referenced above and should not be viewed as indicative of operations in future periods. The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with notes thereto, the financial statements as of and for the nine months ended October 31, 2008 for Best Energy Services, Inc. included in this Form 10-Q, the financial statements as of and for the year ended January 31, 2008 for Best Energy Services, Inc. as filed on Form 10-K on May 2, 2008 and the financial statements as of and for the year ended December 31, 2007 for BWS and BBD included in Form 8-K/A filed February 14, 2008.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended October 31, 2008

	Actual for the nine months ended October 31, 2008	Actual for the period from February 1, 2008 through February 14, 2008		Pro Forma		Pro Forma
	Best Energy	BWS	BBD	Adjustments		Consolidated
Revenues	$17,747,794	$775,498	$10,000	$-		$18,533,292
Operating expenses:
Direct cost of revenue	8,172,858	142,156	37,068	-		8,352,082
Indirect cost of revenue	4,768,147	50,194	6,273	(18,218	(a)	4,806,396
Depreciation and amortization	2,519,555	45,610	9,433	88,861	(b)	2,663,459
General and administrative	4,177,209	-	-			4,177,209
Loss on sale of property and equipment	6,793	-	-	-		6,793
Total operating expenses	19,644,562	237,960	52,774			20,005,939
Operating income (loss)	(1,896,768)	537,538	(42,774)			(1,472,647)
Other income (expense):
Investment income (loss)	-	-	444	(444	(c)	-
Interest income	19,790	1,389	-	-		21,179
Interest expense	(4,386,269)	400	-	(58,702	(d)	(4,444,571)
Total other income (expense)	(4,366,479)	1,789	444			(4,423,392)
Income (loss) before income taxes	(6,263,247)	539,327	(42,330)			(5,896,039)
Income tax (expense) recovery	-	188,764	(14,816)			173,949
Net income (loss)	(6,263,247)	728,091	(57,146)			(5,722,090)

Net income per share:
Basic and diluted	$(0.33)					$(0.28)
Weighted average shares outstanding:
Basic and diluted	19,145,674			1,070,692		20,216,366

See notes to unaudited pro forma condensed consolidated financial statements.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended October 31, 2007

	Actual for the nine months ended October 31, 2007	Actual for the nine months ended September 30, 2007		Pro Forma		Pro Forma
	Best Energy	BWS	BBD	Adjustments		Consolidated
Revenues	$-	$13,186,260	$2,601,730	$-		$15,787,990
Operating expenses:
Direct cost of revenue	-	7,007,334	1,642,242	-		8,649,576
Indirect cost of revenue	-	1,318,325	676,865	(273,274)	(a)	1,721,916
Depreciation and amortization	-	799,453	178,687	1,770,465	(b)	2,748,605
General and administrative	34,746	-	-	5,544,356	(c)	5,579,102
Total operating expenses	34,746	9,125,112	2,497,794			18,699,199
Operating income (loss)	(34,746)	4,061,148	103,936			(2,911,209)

Other income (expense):
Gain on sale of property and equipment	-	-	50,000	-		50,000
Investment income	-	83,906	2,386,754	(2,470,660)	(d)	-
Interest income	-	84,793	31,568	(116,361)	(d)	-
Interest expense	-	(7,242)	(14,321	(3,661,694)	(e)	(3,683,257)
Total other income (expense)	-	161,457	2,454,001			(3,633,257)
Income (loss) before income taxes	(34,746)	4,022,605	2,557,937			(6,544,466)
Income tax expense	-	(1,777,149)	(866,466	2,643,615	(f)	-
Net income (loss) from continuing operations	$(34,746)	$2,445,456	$1,691,471			$(6,544,466)

Net income per share:
Basic and diluted	$(0.00)					$(0.32)
Weighted average shares outstanding:
Basic and diluted	9,685,000			10,531,366		20,216,366

See notes to unaudited pro forma condensed consolidated financial statements.

NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

1. Pro Forma Adjustments:

The unaudited pro forma condensed consolidated financial statements reflect the following adjustments:

(a)	Eliminate related party expenses incurred by BWS and BBD which will not be incurred acquisitions.
(b)	Record incremental depreciation on property and equipment as a result of the acquisition of BWS and BBD.
(c)	Record additional general and administrative expense incurred as a result of the acquisition of BWS and BBD.
(d)	Reverse investment income (loss) as trading securities will not be included in acquisition of BWS and BBD.
(e)	Record interest expense on Credit Facility and amortization of deferred financing costs.
(f)	Adjust income tax expense for the changes in pro forma net income.

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

Company Overview

We are an energy services company engaged in well service, drilling services and related complimentary activities.   We own a total of 25 workover rigs and 12 drilling rigs, and we conduct our well service and drilling services in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas.  In the third quarter of 2008 we also began providing geological mud-logging services to our existing business segments.

We were incorporated on October 31, 2006 as Hybrook Resources Corp. under the laws of the state of Nevada.   Since inception on October 31, 2006 through our year end January 31, 2008, we were a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  We did not exercise our option and no minerals have been discovered.  As a result of the acquisitions discussed below, all mineral activities have been discontinued.  The results of these activities have been included in discontinued operations in the accompanying consolidated financial statements. In February 2008, we acquired two companies and certain assets from three other companies all of which are engaged in drilling, well service, and related, complementary services for the oil and gas, water, and minerals industries.  Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to Best Energy Services, Inc.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of October 31, 2008 and for the three and nine months ended October 31, 2008 and 2007, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2008.

Business Plan

The implementation of our new business plan has begun with our three acquisitions that now offer us a footprint in:

-	The Well Service sector (Best Well Service);

-	The Drilling Services sector (Bob Beeman Drilling); and

-	The Housing Accommodations sector (American Rig Housing).

As a result of these acquisitions, we operate in one industry segment, oilfield services, which includes well service, drilling services and the housing accommodations sectors.  Beginning in the third quarter, we also provide geological mud-logging services.

In the Well Service Division, our acquisition of Best Well Service, Inc., or BWS, brings us a strong footprint in the hydrocarbon rich Hugoton basin. BWS operates 25 well service rigs in the Mid-Continent region of the United States.  BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry.

In the Drilling Services Division, our acquisition of BBD, and the assets of its affiliates established us in three separate markets, which currently are in the Rocky Mountain region:

•	Core hole drilling in minerals;

•	Water well drilling in five states; and

•	Oil and gas drilling capability.

We believe that the BBD acquisition helps establish our presence with these three customer bases, but we also have a large surplus of underutilized equipment which we believe can be selectively liquidated.

In the Housing Accommodations Division, our acquisition of the assets of American Rig Housing, Inc., or ARH, established our presence in the fabrication and/or rental of crew quarters for the drilling sector. Our operations in this division are located near our corporate headquarters in Houston, Texas.

In the Mud-logging Division, we have hired an experienced manager, Cody Hembree, to oversee this new division. Mr. Hembree brought several off-the-shelf technologies and merged them as one to create a versatile and robust mud-logging system with capabilities beyond the industry standard.  The Mud-logging division will also work closely with ARH to refurbish some of the existing well site trailers as mud-logging laboratories on site.

Significant Developments

New Management

In connection with our acquisition of all the issued and outstanding stock of BWS from its sole shareholder, Tony Bruce, we entered into a one year employment agreement with Mr. Bruce under which he agreed to serve as a Vice President of our Central Division.  Since then, Mr. Bruce has joined our board of directors and on October 13, 2008 agreed to serve as our President and Chief Operating Officer.

On October 13, 2008, our employment relationship with  each of Larry W. Hargrave, President and Chief Executive Officer, and James W. Carroll, Executive Vice President and Chief Financial Officer, were terminated by mutual agreement.  Both Messers. Hargrave and Carroll remain on the Board of Directors.  On October 13, 2008, Robert Sternenberg was elected as interim Chief Executive Officer of the Company and on October 24, 2008, our engagement of Robert Sternenberg as interim Chief Executive Officer was completed. Mr. Sternenberg was engaged to help the Company to make a quick, strategic assessment of our opportunities and potential industry risks, particularly in the current economic environment.

 On October 20, 2008, Mark Harrington was named our interim Chief Executive Officer. Mr. Harrington will continue as our interim Chief Executive Officer.  We anticipate hiring Mr. Harrington as our permanent Chief Executive Officer, but we have not yet reached an agreement with Mr. Harrington.

On November 10, 2008, Chuck Daniels resigned as our Executive Vice President and Chief Operating Officer.   Tony Bruce, our interim President, assumed Mr. Daniels' duties.

In addition, on November 14, 2008, Roy Bowman resigned as the interim Chief Financial Officer of Best Energy Services, Inc. Mr. Bowman will continue to work as a consultant under the Company’s engagement with Tatum, LLC., an independent consulting firm that provides services of interim chief financial officers and controllers. Mark Harrington, our Chairman of the Board and interim Chief Executive Officer, will act as the Company’s Principal Accounting Officer until the Company is able to hire a replacement.  Ms. Christy Albeck will continue as Controller.

Credit Facility

Under our Revolving Credit, Term Loan and Security Agreement, dated as of February 14, 2008, with PNC Bank, N.A. (“Credit Facility”), we are required to comply with a certain fixed charge coverage ratio and a certain leverage ratio.  Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February 2008 and the reoccurrence of very low seasonal utilization of rigs by BBD, we were not in compliance with these covenants at October 31, 2008. We have been in discussions with PNC Bank to amend the ratio tests in the loan documents.  This amendment is expected to be completed by year end 2008.

Registration Rights Agreement

On June 11, 2008, we filed a resale registration statement as is required pursuant to the registration rights agreement we entered into in connection with our private placement in February and March 2008 of shares of our common stock and Series A Preferred Stock (together, the “Units”).  We have also agreed to use our reasonable best efforts to have the resale registration statement declared effective by the SEC within 180 days of its initial filing or to use all commercially reasonable efforts to have the registration statement declared effective as soon as possible after the initial filing date.  We will be subject to payment of liquidated damages, up to a maximum of 6% of the stockholders' investment, if we fail to use our best efforts to have it declared effective.  We continue to use our best efforts to have the registration statement declared effective.  We do not anticipate that we will have to pay liquidated damages and have not accrued any estimated costs for this contingency.

Market Conditions in Our Industry

The United States oil field services industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling activity in the markets we now serve and affect the demand for our drilling services and the day rates we can charge for our rigs. This volatility also affects the demand for other oil field services we provide, such as portable rig housing and mud logging. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the number of wells oil and natural gas exploration and production companies decide to drill.

Critical Accounting Policies

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of October 31, 2008, we had no cash balances in excess of federally insured limits.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors we have established an allowance for doubtful accounts of $87,747 at October 31, 2008.  Accounts receivable in the amount of $7,554 were written off during the nine months ended October 31, 2008.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of October 31, 2008, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

Financial Instruments

The carrying value of our financial instruments, consisting of cash, recoverable advances, accounts payable and accrued liabilities and due to related party approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is our management’s opinion that we are not exposed to significant interest, exchange or credit risks arising from these financial instruments.

We follow FASB Statement of Financial Accounting Standards No. 150 (FAS-150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  FAS 150 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments and we apply the provisions of this statement in the determination of whether its mandatorily redeemable preferred stock is properly classified as a liability or equity.

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes.”  Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured.  We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123 (R), Share—Based Payment, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

Income (Loss) per Share

We report basic loss per share in accordance with FAS No. 128, “Earnings per Share.”  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon our net income (loss) position at the calculation date.  Diluted loss per share has not been provided as it is anti-dilutive.

Results of Operations

Nine months Ended October 31, 2008 compared with the Nine Months Ended October 31, 2007

Revenues were $17.7 million for the nine months ended October 31, 2008 compared with no revenue for the nine months ended October 31, 2007. The increase of $17.7 million was primarily the result of the acquisitions of BWS and BBD in February 2008.

Operating Expenses were $19.6 million for the nine months ended October 31, 2008 compared with $34,746 for the nine months ended October 31, 2007 resulting in an increase of $19.6 million.  This increase was primarily as result of the acquisitions of BWS and BBD in February 2008 and non-recurring or non-cash costs incurred in assuming control of their operations.

General and administrative expenses for the nine month period ended October 31, 2008 were $4.2 million compared with expenses of $34,746 for the nine month period ended October 31, 2007.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningful comparison can be made between the periods.   General and administrative expenses in the third quarter of 2008 included over $0.4 million in non-recurring costs and approximately $1.2 million in non-cash costs associated with assuming control of the BWS and BBD operations. During the first nine months of 2008, we expended overhead costs in attempting to reequip and redeploy BBD equipment into oil and gas drilling activities outside Moab, Utah. Following the change in management instituted on October 13, 2008 we determined that such efforts were not and would not be profitable and all such efforts were immediately terminated.

Net loss from operations was $1.9 million for the nine months ended October 31, 2008 compared with a net loss of $34,746 for the nine months ended October 31, 2007 resulting in an increased loss of $1.9 million.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningful comparison can be made between the periods.

Interest expense increased by $4.4 million for the nine month period ended October 31, 2008, compared with the nine month period ended October 31, 2007.  This increase is primarily due to the utilization of the PNC Bank credit facility and the amortization of deferred financing costs.  This includes a one-time non-cash charge of $2.5 million for the amortization of financing costs resulting from the stock issuance required by that certain cash collateral agreement entered into in February 2008 among Morris Gad, the Company and PNC Bank (the “Cash Collateral Agreement”) and the write-off of $0.8 million of deferred financing costs associated with the reclassification of the amounts owed under the Credit Facility to current liabilities.

Net Loss was $6.3 million or $0.36 per common share after accrued preferred stock dividends for the nine months ended October 31, 2008 compared with a net loss of $45,713 or $0.00 per share for the nine months ended October 31, 2007 resulting in an increased loss of $6.2 million.  This loss was primarily related to non-recurring and non-cash charges associated with assuming control of the operations of BWS and BBD.  Included in the loss is the amortization of $2.5 million in deferred financing costs related to certain capital stock issued in connection with our obligations under the Cash Collateral Agreement, $1.0 million in deferred compensation granted to Larry W. Hargrave, our former Chief Executive Officer upon the consummation of our acquisitions in February 2008 but to be paid over time (approximately $0.9 million remained unpaid as of October 31, 2008), write-off of deferred financing costs of $0.8 million as a result of the reclassification of amounts owed under the Credit Facility to current liabilities, and approximately $0.3 million in stock-based compensation costs.  Excluding these non-cash costs, the net loss would be approximately $1.6 million.  In addition, we incurred over $0.4 million of non-recurring cash costs; excluding these charges our net loss would be approximately $1.6 million which includes depreciation expense of $2.5 million.

While non-recurring and non-cash costs were the primary cause for our net loss, our income suffered from the initial low utilization rates at BBD and ARH.  However, operations at BWS continued to be robust. The table below illustrates utilization rates for BWS, BBD and ARH:

	February	March	April	May	June	July	August	September	October

Best Well Service	100%	100%	100%	100%	100%	100%	100%	100%	100%
Beeman Drilling	3%	8%	11%	24%	30%	30%	37%	28%	23%
American Rig Housing	15%	15%	15%	23%	26%	28%	23%	25%	24%

Beeman Drilling’s municipal water well and mineral core hole drilling experienced seasonal lows in the first quarter of 2008.  Even with very low initial utilization rates, Beeman earned $3.2 million in revenue during the nine months ended October 31, 2008 compared with approximately $2.6 million during the nine months ended October 31, 2007  (prior to its acquisition by Best Energy).  We entered into the mud-logging market in the third quarter of 2008.  Revenue associated with our mud-logging services was $0.3 million for the third quarter of 2008.

Three months Ended October 31, 2008 compared with the Three Months Ended October 31, 2007

Revenues were $7.0 million for the three months ended October 31, 2008 compared with no revenue for the three months ended October 31, 2007. The increase of $7.0 million was primarily the result of the acquisitions of BWS and BBD in February 2008.

Operating Expenses were $7.6 million for the three months ended October 31, 2008 compared with $11,594 for the three months ended October 31, 2007 resulting in an increase of $7.6 million.  This increase was primarily as result of the acquisitions of BWS and BBD in February 2008.

Net loss from operations was $0.6 million for the three months ended October 31, 2008 compared with a net loss of $11,594 for the three months ended October 31, 2007 resulting in increased loss of $0.6 million.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningful comparison can be made between the periods.

General and administrative expenses for the three month period ended October 31, 2008 were $1.2 million compared with expense of $11,594 for the three month period ended October 31, 2007.  Because significant operations commenced in 2008 with the acquisitions of BWS and BBD in February 2008, no meaningful comparison can be made between the periods. During the three month period ended October 31, 2008, we expended overhead costs in attempting to reequip and redeploy BBD equipment into oil and gas drilling activities outside Moab, Utah. Following the change in management instituted on October 13, 2008 we determined that such efforts were not and would not be profitable and all such efforts were immediately terminated.

Interest expense increased by $1.2 million for the three month period ended October 31, 2008, compared with the three month period ended October 31, 2007.  This increase is primarily due to the utilization of the PNC Bank credit facility and the amortization of deferred financing costs.

Net Loss was $1.7 million or $0.10 per common share after accrued preferred dividends for the three months ended October 31, 2008 compared with a net loss of $18,020 or $0.00 per share for the three months ended October 31, 2007 resulting in an increased loss of $1.7 million.   Included in the loss is the amortization of deferred financing costs of $0.8 million primarily related to the reclassification of amounts owed under the Credit Facility to current liabilities.  Excluding these non-cash costs the loss is approximately $0.9 million.  In addition, depreciation expense of $0.9 million is included in the net loss.

Liquidity and Capital Resources

Historical Cash Flows

        The following table summarizes our cash flows for the nine months ended October 31, 2008 and 2007:

	Nine Months Ended October 31,
	2008	2007
Net cash provided by (used in) operating activities	$59,364	$(63,762)
Cash paid for capital expenditures	(894,814)	-
Proceeds from disposal of property and equipment	17,412	-
Acquisitions, net of cash acquired	(31,269,578)	-
Proceeds from the issuance of Units in private placement	11,848,080	-
Repayments of indebtedness other than Credit Facility	(5,809)	-
Net borrowings under Credit Facility	21,396,622	-
Cash paid for deferred financing cost	(921,066)	-

Net increase (decrease) in cash and cash equivalents	$230,211	$(63,762)

Sources of Liquidity

                   Our sources of liquidity include our current cash and cash equivalents, availability under our Credit Facility, sales of our capital stock and internally generated cash flows from operations.

On February 14, 2008, we entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) to borrow up to $25.0 million at 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility. The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012. Monies borrowed against the term loan portion of the total debt agreement, equal to the lesser of (a) $5,850,000 and (b) 80% of the orderly liquidation value of certain equipment and machinery of BBD and Best, are amortized and must be repaid on a 60 month amortization schedule, with an annual recapture of an amount that is the greater of (a) 25% of excess cash flow and (b) all payments made to holders of shares of Series A Preferred Stock since January 1, 2008, applied to the principal balance.  Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock. Draws against the Credit Facility are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets we acquired from BB Drilling, DSS, and ARH.  The Credit Facility is due on February 14, 2012.

In order to fund our acquisition of BWS and BBD, we drew approximately $15.1 million on the revolving portion of the Credit Facility and approximately $2.9 million on the term loan portion of the Credit Facility.  We drew an additional $3.0 million to close the acquisition of BB Drilling and DSS.  We have drawn on the revolving credit portion of the Credit Facility as necessary for working capital purposes and repaid principal on the Credit Facility with collections on accounts receivable. As of October 31, 2008 we have repaid $0.8 million of principal under the term loan portion of the Credit Facility.

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

Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February 2008 and the reoccurrence of very low seasonal utilization of rigs by BBD, we were not in compliance with the leverage ratio as of our last report to PNC Bank.  We report our ratios to PNC Bank based on a calendar quarter.  As of September 30, 2008, our fixed charge coverage ratio was 1.60 to 1.00 and our leverage ratio was 4.94 to 1.00.  Due to our technical default on these loan covenants, PNC Bank could choose to accelerate the due date of any or all payments owed under the Credit Facility; although they have not notified us of their intent to do so.  We have been in discussions with PNC Bank to amend the ratio tests in the loan documents.  This amendment is expected to be completed by year end 2008, although there is no assurance that this will occur.  As a result, we have reclassified all debt outstanding under the Credit Facility to current liabilities as of October 31, 2008.  We also wrote off unamortized deferred financing costs in the amount of $789,564 due to the reclassification of the Credit Facility to current liabilities.

Under the terms of our Credit Facility, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock except  that we may make payments utilizing up to 25% of our net income to the holders of the Series A Preferred Stock in accordance with the provisions of the Certificate of Designation therefore, so long as after giving effect to such payment (x) we have at least $1.5 million of undrawn availability and (y) we demonstrate to PNC’s reasonable satisfaction pro forma compliance with financial covenants set forth above.

In addition to the foregoing and other customary covenants, our credit facility contains a number of covenants that, among other things, will restrict our ability to:

• incur or guarantee additional indebtedness;

• transfer or sell assets;

• create liens on assets;

• engage in transactions with affiliates other than on an "arm's-length" basis; and

• make any change in the principal nature of our business.

Our Credit Facility also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

Our availability under the Credit Facility as of October 31, 2008 was approximately $0.8 million.

In addition, to fund our acquisitions and to provide us with working capital, on February 14, 2008, we completed the initial closing of a private placement resulting in gross proceeds to us of $8,640,000.  Units consisting of 625 shares of our common stock and 90 shares of our Series A Preferred Stock were purchased by accredited investors at a purchase price of $1,000 per Unit.  In total, we sold a total of 13,566 Units, consisting of 8,478,750 shares of our common stock and 1,220,940 shares of Series A Preferred Stock, for total gross proceeds of $13.566 million.

Off-Balance Sheet Arrangements

As of October 31, 2008, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	12 Months
Notes Payable	$21,815,765	$21,815,765
Operating Leases	519,250	155,000
Employment/Consultant Contracts	160,000	160,000
Total	$22,495,015	$22,130,765

Our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year.  For the nine months ended October 31, 2008, we did not have positive net income after tax and did not redeem any outstanding shares of Series A Preferred Stock.

Disclosure Regarding Forward-Looking Statements

We caution that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements.  The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” “plans” and similar expressions, or the negative thereof, are also intended to identify forward-looking statements.  In particular, statements, expressed or implied, concerning future operating results, the ability to increase utilization or redeploy rigs, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2008 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in segregation of duties in the field and home offices. As recently acquired operations are assimilated, we intend to address these weaknesses by centrally locating payables, check writing, and implementing controls regarding segregation of duties related to cash management.  We plan to have these controls in place by year end.  In the interim, management has been reviewing all disbursements and cash account activity.

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

 (b) Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2008, we continued the consolidation of control over the financial reporting originating in our operations that we acquired in February 2008.  None of these changes in internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 22, 2008

BEST ENERGY SERVICES, INC.

/s/ Mark Harrington
Mark Harrington
Chief Executive Officer and Principal Accounting Officer