Form 10-K
BEST ENERGY SERVICES, INC.
filed 2009-04-15
CIK 1397346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2008 to December 31, 2008

Commission file number: 000-53260

BEST ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	02-0789714 (I.R.S. Employer Identification No.)

10375 Richmond Avenue, Suite 2000, Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

(713) 933-2600

 (Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $36,542,850 based on the closing price as reported on the OTC Bulletin Board on such date.

As of March 31, 2009, there were 20,891,366 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Best Energy Services, Inc. and Subsidiaries

Transition Report on Form 10-K

For the eleven months ended December 31, 2008 and for the year ended January 31, 2008

Table of Contents

Page

PART I

Item 1.	Business	XX
Item 1A.	Risk Factors	XX
Item 1B.	Unresolved Staff Comments	XX
Item 2.	Properties	XX
Item 3.	Legal Proceedings	XX
Item 4.	Submission of Matters to a Vote of Security Holders	XX

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	XX
Item 6.	Selected Financial Data	XX
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	XX
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	XX
Item 8.	Financial Statements and Supplementary Data	XX
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	XX
Item 9A(T).	Controls and Procedures	XX
Item 9B.	Other Information	XX

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	XX
Item 11.	Executive Compensation	XX
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	XX
Item 13.	Certain Relationships and Related Transactions, and Director Independence	XX
Item 14.	Principal Accountant Fees and Services	XX

PART IV

Item 15.	Exhibits and Financial Statement Schedules	XX

INTRODUCTORY NOTE AND
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Basis of Presentation

In this Transition Report on Form 10-K, the terms “Best Energy,” “the Company,” “we,” “our” and “us” refer to Best Energy Services, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis.  The term “Best” refers to Best Energy Services, Inc. on a standalone basis only, and not its subsidiaries. The term “Hybrook” refers to Hybrook Resources Corp. prior to its name change.  Hybrook Resources Corp. changed its name to Best Energy Services, Inc. on February 14, 2008.

Forward-Looking Statements

We caution that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements.

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

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

Corporate Overview

We are an energy production equipment and services company engaged in well service, drilling services and related complementary activities.  We own a total of 25 workover rigs and nine drilling rigs, and we conduct our well service and drilling services primarily in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas. In the third quarter of 2008, we began providing geological mud logging services to our existing business segments.

We were incorporated on October 31, 2006 as Hybrook Resources Corp. under the laws of the state of Nevada.  From inception through our year ended January 31, 2008, Hybrook was a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  Hybrook did not exercise its option and no minerals were discovered.  As a result of the acquisitions discussed below, all mineral exploration activities were discontinued.  The results of these activities have been included in discontinued operations in the accompanying consolidated financial statements.

In February 2008, Best Energy acquired two companies and certain assets from three other companies, all of which are engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries.  Concurrent with these acquisitions we abandoned our prior business plan and changed our name to Best Energy Services, Inc.  In addition, as a result of these acquisitions, our Board of Directors elected to change our fiscal year-end to December 31, effective December 31, 2008, to match the calendar year-ends of the acquired companies.

Subsequent to December 31, 2008, we relocated our principal executive offices to 10375 Richmond Ave., Suite 2000, Houston, Texas 77042.

Oil and Gas Industry Volatility in 2008

As 2008 progressed, our early optimism of continuing growth in oil and natural gas exploration and production activity was dampened by growing evidence of weakening economic conditions that we believe began to significantly weigh upon the energy markets in early October. We believe that while such weakening did not prevent oil prices from ramping up steeply to $147-per-barrel in July, the velocity of the subsequent reversal to under $40-per-barrel by the end of the year was supported by economic reports and forecasts that confirmed the majority of the OECD (Organization for Economic Co-operation and Development) countries to be in recession by the end of the third quarter.

Various global oil demand forecasts for 2008 dropped from quarter to quarter and it became apparent that moderating oil demand growth in the non-OECD economies would no longer be sufficient to offset a continuing three-year demand decline within the OECD countries. As a result, 2008 saw the first global oil demand decrease in 25 years. In the fourth quarter, OPEC elected to cut production by a total of 3.7 million barrels per day to remove supply and support prices.  The time taken for these cuts to be felt in the market, and for the resultant increased spare capacity to be reabsorbed by future growth, was large enough for exploration and production customers to cut investment. This translated to lower demand and weaker prices for oilfield services in an increasing number of areas late in the fourth quarter.

As the worldwide deterioration in the financial and credit markets has deepened in recent months, demand for oil and gas has reduced dramatically and oil and gas prices have fallen sharply, causing some of our customers to start to reduce or delay their oil and gas exploration and production spending. This has led to a reduction in the demand for our services and has begun to exert downward pressure on the prices that we charge. If economic conditions continue to deteriorate or do not improve, it could result in further reductions of exploration and production expenditures by our customers, causing further declines in the demand for our services and products.  Furthermore, it is difficult to predict how long the economic downturn will continue, to what extent it will worsen, and to what extent this will continue to affect us.

Strategy

Strategic Initiatives

In 2008, our Board of Directors adopted initiatives to maintain financial stability through what the Board of Directors judged would be a severe down-turn in oil and gas prices in the fourth quarter of 2008 and consequently oilfield service activity during 2009. In connection with these initiatives, the Board of Directors appointed new officers. Mark Harrington, a Director at the time, was appointed as Chairman and subsequently Chief Executive Officer and Chief Financial Officer, replacing former Chairman and CEO Larry Hargrave, who remains as a Director, and former CFO Jim Carroll; Tony Bruce, the founder of Best Well Service, our largest business unit, was appointed President and subsequently Chief Operating Officer.  Such initiatives also included:

•           “Back-to-basics” - Focusing on cash generation in existing lines of business and at least for the near term, abandoning the pursuit of acquisitions;

•           Significant reductions in G&A – Identifying immediate reductions of general and administrative expenses;

•           A format for vital communication - Establishing weekly all-hands operations milestones meetings, corporate staff milestone meetings and business unit specific team forums.  None previously existed.

•           A focus on cash returns on capital expenditures - Tightly disciplined job costing and cash on cash payout of funded capital expenditures.  Indiscriminate spending on activities that could not be shown to be profitable in the forthcoming environment was halted within the first two weeks of management change.

•           A program of delivering by identifying non-essential fixed assets for disposition and reduction of debt.

•           Bottom-up budgeting - The budgeting process was set in a dramatically different format from prior management exercise. The new budget process was launched within one week of the management change. The current budget was prepared with a guiding direction of oil prices in the $20-60 per barrel range and natural gas at $2-6 per Mcf. Business unit heads were asked to prepare their budgets based on three key elements:

           An industry environment in which smaller independents would be severely crippled with de minimis budgets, larger independents reduce budgets by 50%, and majors reduce budgets by at least 25%.

           Provide budgets based on knowledge of cyclical downturns previously experienced. Additionally, recalibrated business unit accounting for 2008 was presented that delivered a clear look at financial metrics that were absent muddled numbers from activities not directly associated with the specific business units.

           A corporate wide incentive plan that would be formulated from those budgets that deeply granulates and quantifies the achievement of budget objectives. A specific plan will be presented to the Board during the second quarter of 2009.

In addition, on March 12, 2009, we launched a new corporate web site, found at www.BEYSinc.com, which was created to showcase the Company’s corporate brand identity and the service capabilities of our four business units.  The new web site will serve as a key support element and driver of our planned brand-building and cross-marketing initiatives.  Additional features on the new site include inventory lists, maps of geographic service regions, corporate governance and other pertinent investor relations information, safety policies, career opportunities and “request a quote” engines for each business division.  It is noteworthy that none of our business divisions have ever embarked on any form of active marketing, but rather attracted new customers through word-of-mouth recommendations and active referrals stemming from our consistent performance, quality service and cost value provided to our Company’s existing customers.  In mid-2009, we believe that many producing properties may have new owners.  New players in the geographical regions we serve may be unaware of the strong reputations enjoyed by our business units.  An aggressive marketing effort, fully leveraging our new web presence, is expected to provide us with maximum exposure to prospective new customers.

Business Strategy

In order to execute on our business plan, we are rapidly executing on a strategy that we believe will quickly move us forward. This strategy is summarized briefly below:

Marketing and Branding Strategy. Each of our initial acquisitions had several common marketing attributes: strong reputations and customer base in their local markets; no active marketing efforts and no web presence. Over the next year we intend to embark on a branding strategy for each or our divisions that builds on the excellent reputations of each business unit in its local area, while identifying those units under the Best Energy Services family of companies. A key element of the implementation of this strategy will be a strong web presence, which was launched in March 2009.

Integration Strategy.  Upon completion of our initial acquisitions, we began to integrate our accounting systems under our corporate control. Subsequent to the October Board initiatives, we reinstituted working towards establishing a common management information systems platform under which we will enhance our contact with each division’s customer relations, personnel, employee safety and workflow.

Employee Retention Strategy.  We are exceptionally proud of our group of employees. Their hard work is apparent in the historical growth of each of the acquired companies. At our largest area of operations, Best Well Services, we enjoy a history of employee retention that is below 5%, which we believe is among the best in the industry.  We are actively developing additional retention strategies, some of which focus on stock ownership by all employees. An integral part of employee retention is a strong safety record, which all the acquired companies have. Our safety protocols for all employees will be of the highest standard in the industry. The precipitous decline in industry activity in the first quarter of 2009 has resulted in lay-offs of many of our workers. We remain in regular contact with those individuals and believe in a subsequent industry up-swing we will be able to recruit those individuals back to our company.

Growth Strategies.  We believe that our growth in the coming years will likely come from a combination of two distinct models.

•Organic Growth. The ferocity of the decline in activity across the industry and at Best in early 2009 will, we believe, begin to reverse itself within the coming 12 months. In an environment of higher utilization, our corporate and financial resources will focus on a further build-out of our core business units, which we believe offer a strong value to our customers, with consistent high safety standards, and good margins for our shareholders.

•Incubated Business Lines.  In the fourth quarter of 2008, we began in earnest a launch of our Geological Services Unit. Subject to higher rig utilization rates and thus available cash flows, we believe there may be other additive lines of business to be explored that would integrate well with our existing activities.

Business Platform

Best Energy offers workover services, drilling services, temporary rig housing rental/sales and geological services under a single-branded offering platform that emphasizes the delivery of quality and value to our customers and results for our shareholders.  In addition, we are dedicated to meeting the health and safety needs of our employees and clients through compliance of published safety policies, job safety audits and advanced field training programs.

The implementation of Best Energy’s original business plan commenced in February 2008 with the acquisitions of Best Well Service, Inc. and Bob Beeman Drilling Company, and followed shortly thereafter by the purchase of certain assets of a housing accommodations company.  Since that time, we have organically expanded into new geological service lines that include mud logging services.

Our operations have been organized and aligned within the following four business divisions:

·	Well Services (Best Well Service, Inc.):
·	Drilling Services (Bob Beeman Drilling Company);
·	Housing Accommodations ; and
·	Geological Services (Mud Logging services).

 Well Services Division

Best Energy’s acquisition of Best Well Service, Inc., or BWS, brought us a strong market footprint in the hydrocarbon rich Hugoton basin, where we currently operate a fleet of 25 workover rigs.  Founded in 1991 and based in Liberal, Kansas, BWS has earned distinction within the U.S. oil and gas industry through its consistent delivery of high quality service, value pricing and strong safety standards to both major oil companies and large independents. Moreover, the Company enjoys a history of employee retention that is below 5%, which we believe is among the best in the industry.   While the recent precipitous downturn in the oil service sector necessitated the layoff of many of our loyal workforce, we are optimistic that a return to higher activity rates will permit us to bring such employees back into our company.

Subsequent to the end of 2008 and in response to the severe industry downturn in workover activity, we reduced BWS’ day rates by 10%, positioning us as a low-cost service provider in the Hugoton basin region.  Consequently, we have seen our market share increase from approximately 38% as of the end of the third quarter 2008, to over 70% in early April, 2009.

Should our utilization rates begin to climb back to their historical 100% levels, and thus cash flows begin to increase significantly, it is our intention to explore the possible expansion of our workover rig fleet in 2009 and to leverage BWS’ reputational reach and depth of operational management to exploit prevailing growth opportunities in areas contiguous to our local service area. Moreover, given the declining price environment for equipment, we believe we could be able to acquire quality rigs at a significant discount to fair market value, and achieve payouts on these capital investments in less than 18 months. Such acquisitions would be subject to first achieving a restoration in utilization rates to in excess of 90%, and restoration and maintenance of acceptable levels of cash liquidity.

With negligible employee turnover, optimized operating efficiencies, pricing that is 30% less than our major competitors, and a branded market presence recognized and respected by our coveted customer base, we believe that BWS provides our Company with a sound platform for growth over the next several years.

Drilling Services Division

Best Energy’s acquisition of Bob Beeman Drilling Company, or Beeman, and its affiliates helped to establish us in three separate markets, which are currently concentrated in the Rocky Mountain region:

·	Oil and gas drilling in conventional and unconventional target areas;

·	Water well drilling; and

·	Mining and mineral drilling, including potash, precious metals and uranium.

Based in Moab, Utah, Beeman was founded in 1977 and has held a longstanding reputation among its loyal customer base for delivering a quality job, on time, within specifications and with excellent safety protocols.  Currently, we are licensed to drill commercial water wells in Arizona, Colorado, New Mexico, Nevada and Utah.  In addition, we serve mining and mineral companies, as well as oil and gas companies requiring shallow well drilling, within 400 miles of our Moab yard.

Our drilling rig fleet is currently comprised of twelve rigs – three rigs that drill down to 5,000 feet in depth, one rig that drills down to 3,000 feet, three rigs that drill down to 2,000 feet and two rigs that drill down to 1,000 feet or less.

In mid 2008, the former management team was pursuing a strategy to increase utilization of Beeman assets through refurbishment and redeployment of drilling rigs into areas attractive for oil and gas drilling opportunities.   In this regard, two drilling rigs were redeployed to Kansas, a third rig was scheduled for redeployment in the third quarter of 2008.

As part of the new management team’s review of Best’s financial performance, we implemented job costing on the two rigs deployed outside Moab and we determined that this strategy did not result in profitable performance.  Consequently, and pursuant to our “back-to-basics” approach, we immediately terminated all activities relating to the redeployment and refurbishment of Beeman equipment and returned one of the two rigs that had been moved to Kansas back to Moab.  The other remains idle in Liberal.  In doing so we have eliminated an estimated $500,000 in annual overhead to support these redeployments, plus associated refurbishment, and redeployment costs

            In 2009, we intend to focus on Beeman’s core strengths: oil and gas drilling in our local market area, water well drilling, minerals exploration and drilling opportunities in the potash market. Consequent to the implementation of our back-to-basics business model, during the first quarter of 2009, a period of historically no activity owing to localized weather conditions, we maintained a one rig program which preliminary results indicated generated in excess of $800,000 in revenues and a cash contribution margin exceeding $300,000.  Further, we intend to maintain the portions of the asset platform that will benefit from a turnaround in commodity prices, and may generate working capital from the selective sale of nonessential surplus equipment.

Housing Accommodations Division

Best Energy’s acquisition of the assets of American Rig Housing, Inc., consisting of 65 rig housing units, established our presence in the fabrication and rental of crew quarters, camp complexes and field-functional work spaces.

Through American Rig Housing, Best Energy supplies temporary housing and necessary amenities, such as working plumbing and water and sewer services, historically to oil and gas sites. Under a reformulated marketing strategy being implemented in the second quarter of 2009, we are seeking to expand our market reach into military installations, school campuses, commercial construction jobs, remote camp sites and disaster recovery areas.  We offer a wide selection of housing units that are available immediately, or we can custom build accommodations to meet the unique needs of nearly any project.

In 2009, our housing accommodations division will continue to focus on its core competency, which is building steel cased housing units and renting refurbished trailer units for use on oil and gas project sites.  In addition, under-utilized housing accommodation assets may be refurbished to support our new geological services division.

Geological Services Division

In late 2008, Best Energy made an initial push into the mud logging market with the formation of a new business division:  Geological Services.  To lead this endeavor, we welcomed Cody Hembree as its division head.  Mr. Hembree was a founding member of Datalog Technology, one of the largest mud logging companies in the world which was founded by his family, and was recently acquired by Weatherford.  While at Datalog, Mr. Hembree helped to build a loyal following of field geologists who have since migrated to Best Energy.

Our mud logging services unit is now working closely with our housing accommodations division to refurbish existing well site trailers as mud logging laboratories.  The refurbished units are then sold as portable mud logging labs that command a higher day rate and add considerable value to our existing rig housing assets.  In the first quarter of 2009, Mr. Hembree was also given the responsibility of overseeing our Housing Accommodations business unit.

We have also merged several off-the-shelf technologies together to create a versatile mud logging system with capabilities and user benefits beyond the industry standard.  More specifically, we have paired a gas chromatograph gas detection system with a flexible software package that allows clients and stakeholders the unique ability to view all data in real-time at their home or office.  This system, partnered with some of the industry’s leading geologists, is winning us contracts with top tier operators.

 2008 Acquisitions

On February 14, 2008, we completed the acquisition of two companies, Best Well Service, Inc. (“BWS”) and Bob Beeman Drilling Company (“Beeman” or “BBD”).  On February 27, 2008, we acquired certain assets from American Rig Housing, Inc. (“ARH”), Robert L. Beeman d/b/a BB Drilling Co. (“BB Drilling”), and Drill Site Services & Investments, LLC (“DSS”).

We acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $21,227,271, payable as follows: (i) a note for $20,000,000 was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Item 7 below; (ii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; (iii) we agreed to issue to Mr. Bruce common stock valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading (46,744 shares); and (iv) payment of transaction costs of $627,271.  As part of this transaction, we entered into a three year lease with Mr. Bruce for an equipment yard located in Liberal, Kansas at $3,500 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BWS continues to operate as our wholly-owned subsidiary.  In addition, as part of the Acquisition Agreement, we also entered into a one year employment agreement with Mr. Bruce under which he will serve as a Vice President of our Central Division for an annual salary of $150,000.  This employment agreement was replaced in February 2009 with a new contract to serve as Best’s President and COO at an annual salary of $120,000 per year and with options totaling 400,000 shares. Mr. Bruce also agreed to join our board of directors.  Prior to the execution of the foregoing agreements with Mr. Bruce, there was no material relationship between us and Mr. Bruce.

We acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of $5,383,896, payable as follows: (i) a note for $4,050,000 was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility which is more fully described in Item 7 below; (ii) $200,000 in a previously paid deposit; (iii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months; and (iv) payment of transaction costs of $633,896.   As part of this transaction, we entered into a three year lease with Mr. Beeman for an equipment yard located in Moab, Utah at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease. BBD continues to operate as our wholly-owned subsidiary.  Prior to the execution of the foregoing agreements with Mr. Beeman, there was no material relationship between us and Mr. Beeman.

On February 27, 2008, we acquired certain assets of ARH in exchange for 6,200,000 shares of our common stock.  These assets consist of oil field rig houses, motor vehicles, rolling stock and related tools and equipment.  We assumed no liabilities of ARH in connection with this transaction.  We have valued this transaction at $2,271,500.  ARH was owned and controlled by Mr. Larry Hargrave, our former chief executive officer and a director.  As part of this transaction, we entered into a three year lease with Mr. Hargrave for an equipment yard located in Cleveland, Texas at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  We have continued the operations as a division, using the name American Rig Housing.  In addition, ARH agreed to not compete with us for a period of five years and to not solicit our customers, suppliers, or employees for a period of three years.

Also on February 27, 2008, we acquired certain assets of BB Drilling from its owner, Robert L. Beeman, for a cash purchase price of $2,000,000, and certain assets of DSS from its owner, Todd Beeman, for a total purchase price of $1,050,000 paid in cash except for common stock valued at $50,000 based on a 10 day volume weighted average price, commencing with the first day of trading (23,372 shares).  These assets consist of drilling rigs, motor vehicles, rolling stock, pumps and related tools and equipment. We assumed no liabilities of BB Drilling or DSS in connection with this transaction.  We contributed the assets acquired from BB Drilling and DSS into BBD which will utilize them in its operations.  As part of the transaction, the former owners have agreed to restrict the disclosure of confidential information pertaining to our business, and will not compete with our business or solicit our customers, suppliers or employees for a period of five years.  We also entered into an employment agreement with Todd Beeman to act as our Vice President of Western Operations for an annual salary of $150,000.

2008 Private Placement

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

In connection with the Offering, we agreed with the purchasers of the Units that we would use our best efforts to file a resale registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of Common Stock and Series A Preferred Stock included in the Units sold in the Offering (“Registrable Securities”) within 60 days after closing the Offering.  This registration statement was filed on June 11, 2008 but has not been declared effective. Under this Registration Rights Agreement, we are required to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) the date on which all of the Registrable Securities have been sold or (ii) the date on which all of the Registrable Securities held by an investor may be sold without restriction pursuant to Rule 144(k) under the Securities Act, subject to our right to suspend or defer the use of such registration statement in certain events. We have also agreed to use our reasonable best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible after the initial filing date.  We will include any common and preferred stock underlying warrants issued to our placement agent as part of this offering in this registration statement as well.

2008 Financing

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

Competition

The markets in which we operate are characterized by competition among a number of large companies as well as numerous other lesser-known competitors, which have more resources than we have. These are large and well financed companies with a long history in the market.  They have substantial advantages in terms of breadth of new development, marketing, sales, support capability and resources. In addition, these large competitors can often enter into strategic alliances with potential key customers or target accounts, which could have an adverse impact on our success with these accounts or prospects.

Regulations

There have been, and continue to be, numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. We cannot predict the impact of these or future legislative or regulatory initiatives on our new operations.  The following is a general discussion of certain regulatory efforts that affect our business, many indirectly as they affect customers’ use of drilling equipment.

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

Our operations are subject to various federal, state and local environmental laws and regulations. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, and the Safe Drinking Water Act, as well as state regulations promulgated under comparable state statutes. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations which may be extended to apply to our operations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Employees

As of March 30, 2009, we had 38 field personnel and 5 office staff associated with our BWS business operations and we have 19 full-time employees, including management and work force, associated with our BBD business operations.  We also have 10 employees in our rig housing operation in Cleveland, Texas; 2 employee in our geological services division; and 4 employees at our main offices in Houston, Texas.  None of our employees are covered by a collective bargaining agreement.

Available Information

Our web site can be found at www.BEYSinc.com.  Best Energy makes available free of charge on or through its Internet web site at http://investor.beysinc.com/phoenix.zhtml?c=214535&p=irol-irhome  access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, its proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports as soon as reasonably practicable after such materials is filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  Alternatively, you can access these reports at the SEC’s Internet web site at www.sec.gov.

Our corporate governance materials, including our Code of Business Conduct & Ethics for members of the Board of Directors and Executive Officers may also be found at http://investor.beysinc.com/phoenix.zhtml?c=214535&p=irol-irhome.  From time to time, corporate governance materials on our website may be updated to comply with rules issued by the SEC, or as desirable to promote the effective governance of Best Energy Services, Inc.  In addition, amendments to the Code of Business Conduct & Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.  The information on our website or any other website is not incorporated by reference in this Report and should not be considered part of this Report or any other filing we make with the SEC.

 ITEM 1A.  RISK FACTORS

An investment in the securities of our company involves a high degree of risk.  The following summarizes the material risks of purchasing or owning our securities.  Additional unknown risks may also impair our financial performance and business operations.  Our business, financial condition or results of operation may be materially adversely affected by the nature and impact of these risks.  In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.  You should carefully consider the risks factor and, uncertainties in addition to the other information contained in this prospectus described below before purchasing our securities.

An investment in the securities offered by this prospectus involves a high degree of risk. You should consider carefully the following risk factors in addition to the other information contained in this prospectus before making a decision to invest in our common stock.

Risks Related To Our Business

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. Current global economic conditions have resulted in a significant decline in oil and gas prices. If current global economic conditions and the availability of credit worsen or continue for an extended period, this could reduce our customers’ levels of expenditures and have a significant adverse effect on our revenue and operating results.

             The current global credit and economic environment has reduced worldwide demand for energy and resulted in significantly lower crude oil and natural gas prices.  A substantial or extended decline in oil and natural gas prices can reduce our customers’ activities and their spending on our services and products. Demand for the majority of our services substantially depends on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves. These expenditures are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices.

The prices for oil and natural gas are subject to a variety of additional factors, including:

·	demand for energy, which is affected by worldwide population growth, economic development and general economic and business conditions;

·	the ability of the Organization of Petroleum Exporting Countries(“OPEC”) to set and maintain production levels for oil;

·	oil and gas production by non-OPEC countries;

·	political and economic uncertainty and socio-political unrest;

·	the level of oil exploration and production activity;

·	the cost of exploring for, producing and delivering oil and gas;

·	technological advances affecting energy consumption;

·	weather conditions.

·	long lead times associated with acquiring equipment and shortages of qualified personnel;

·	the discovery rates of new oil and natural gas reserves;

·	available pipeline, storage and other transportation capacity;

·	domestic and worldwide economic conditions;

·	the ability of oil and natural gas producers to raise equity capital and debt financing; and

·	merger and divestiture activity among oil and natural gas producers.

Reduced demand for or excess capacity of drilling or workover rigs can adversely affect our profitability.

Our profitability in the future will depend on many factors, but largely on utilization rates and dayrates for our drilling and workover rigs. A reduction in the demand for drilling or workover rigs or an increase in the supply of drilling or workover rigs, whether through new construction or refurbishment, could decrease our dayrates and utilization rates, which would adversely affect our revenues and profitability.

New legislation may result in a reduction of our customers’ activities and their spending on our services and products.

The White House released a preview of its budget for Fiscal Year 2010 on February 26, 2009, entitled “A New Era of Responsibility: Renewing America’s Promise.” Among the new administration’s proposed changes are the outright elimination of many of the key federal income tax benefits historically associated with oil and gas.

Although presented in very summary form, among other significant energy tax items, the administration’s budget appears to propose the complete elimination of:

(i) expensing of intangible drilling costs, and

(ii) the “percentage depletion” method of deduction with respect to oil and gas wells.

Additionally, the budget proposes to reinstate for single individuals making greater than $200,000 per year, and for couples making greater than $250,000 per year, the maximum ordinary income rates of 36% and 39.6%, and the maximum long-term capital gain rate of 20%.

Although no legislation has yet been formally introduced, the administration’s apparent effective date would be January 1, 2011. It is unclear whether such proposal will be proposed as actual legislation and, if so, whether it will actually be enacted. In addition, there are other significant tax changes under discussion in the Congress. If this proposal (or others) is enacted into law, it could represent an extremely significant reduction in the tax benefits that have historically applied to certain investments in oil and gas and could reduce our customers’ activities and their spending on our services and products.

We operate in a highly competitive, fragmented industry in which price competition could reduce our profitability.

We encounter substantial competition from other drilling and well service contractors. Our primary market areas are highly fragmented and competitive. The fact that drilling and workover rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

The drilling contracts we compete for are usually awarded on the basis of competitive bids. In addition to pricing and rig availability, we believe the following factors are also important to our customers in determining which drilling contractor to select:

-	the type and condition of each of the competing drilling rigs;

-	the mobility and efficiency of the rigs;

-	the quality of service and experience of the rig crews;

-	the safety records of the rigs;

-	the offering of ancillary services; and

-	the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, the safety record of our rigs and the quality of service and experience of our rig crews to differentiate us from our competitors. This strategy is less effective as lower demand for drilling services or an oversupply of drilling rigs intensifies price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of rigs can cause greater price competition, which can reduce our profitability.

            Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for drilling services improves in a region where we operate, our competitors might respond by moving in suitable rigs from other regions. An influx of rigs from other regions could rapidly intensify competition and reduce profitability and make any improvement in demand for drilling rigs short-lived.

Our operations involve operating hazards, which, if not insured or indemnified against, could adversely affect our results of operations and financial condition.

Our operations are subject to the many hazards inherent in the contract land drilling business, including the risks of:

-	blowouts;

-	fires and explosions;

-	loss of well control;

-	collapse of the borehole;

-	lost or stuck drill strings; and

-	damage or loss from natural disasters.

            Any of these hazards can result in substantial liabilities or losses to us from, among other things:

-	suspension of drilling operations;

-	damage to, or destruction of, our property and equipment and that of others;

-	personal injury and loss of life;

-	damage to producing or potentially productive oil and gas formations through which we drill; and

-	environmental damage.

We seek to protect ourselves from some but not all operating hazards through insurance coverage. However, some risks are either not insurable or insurance is available only at rates that we consider uneconomical. Those risks include pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, we attempt to obtain contractual protection against uninsured operating risks from our customers. However, customers who provide contractual indemnification protection may not in all cases maintain adequate insurance to support their indemnification obligations. Our insurance or indemnification arrangements may not adequately protect us against liability or loss from all the hazards of our operations. The occurrence of a significant event that we have not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition. Furthermore, we may be unable to maintain adequate insurance in the future at rates we consider reasonable.

We could be adversely affected if shortages of equipment, supplies or personnel occur.

From time to time there have been shortages of drilling and well service equipment and supplies during periods of high demand which we believe could reoccur. Shortages could result in increased prices for drilling equipment or supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining drilling equipment or supplies could limit drilling operations and jeopardize our relations with customers. In addition, shortages of drilling equipment or supplies could delay and adversely affect our ability to obtain new contracts for our rigs, which could have a material adverse effect on our financial condition and results of operations.

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. Shortages of qualified personnel are occurring in our industry. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially and adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. The occurrence of either of these events for a significant period of time could have a material and adverse effect on our financial condition and results of operations.

Because we are dependent upon certain key personnel, the departure of those personnel would have a materially negative impact upon our business.

Our success will be dependent to a significant degree on the contributions of Mark Harrington, Tony Bruce and Todd Beeman, as well as other key employees.  The loss of one or more of the key personnel could have an adverse material impact on our operating results.

Because we have a limited operating history related to our current business strategy, we are subject to the risks of failure associated with any new business ventures.

We have a limited operating history related to our current business strategy on which potential investors can assess our performance and prospects. Potential investors should be aware that there is a substantial risk of failure associated with any new business strategy as a result of problems encountered in connection with their commencement of new operations. These include, but are not limited to, the entry of new competition, unknown or unexpected additional costs, and expenses that may exceed estimates.

If we are unable to satisfy the capital requirements necessary to implement our strategic initiatives, our business strategies will fail.

The capital required for growing our business and funding other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders.

Because our articles of incorporation and bylaws and Nevada law limit the liability of our officers, directors and others, stockholders may have no recourse for acts that harm our business performed in good faith.

Under our articles of incorporation, bylaws and Nevada law, each of our officers, directors, employees, attorneys, accountants and agents are not liable for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

Our operations are subject to various laws and governmental regulations that could restrict our future operations and increase our operating costs.

Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

·	environmental quality;

·	pollution control;

·	remediation of contamination;

·	preservation of natural resources; and

·	worker safety.

Our operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Some of those laws and regulations relate to the disposal of hazardous oilfield waste substances and restrict the types, quantities and concentrations of those substances that can be released into the environment. Several of those laws also require removal and remedial action and other cleanup under certain circumstances, commonly regardless of fault. Planning, implementation and maintenance of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, our operations are often conducted in or near ecologically sensitive areas, such as wetlands, which are subject to special protective measures and which may expose us to additional operating costs and liabilities for accidental discharges of oil, gas, drilling fluids, contaminated water or other substances, or for noncompliance with other aspects of applicable laws and regulations.

The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Safe Drinking Water Act, the Occupational Safety and Health Act, or OSHA, and their state counterparts and similar statutes are the primary statutes that impose those requirements and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. In addition, CERCLA, also known as the "Superfund" law, and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred, and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others and for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental laws and regulations. It is also common for third parties to file claims for personal injury and property damage caused by substances released into the environment.

Environmental laws and regulations are complex and subject to frequent change. Failure to comply with governmental requirements or inadequate cooperation with governmental authorities could subject a responsible party to administrative, civil or criminal action. We may also be exposed to environmental or other liabilities originating from businesses and assets which we acquired from others. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination or regulatory noncompliance may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.

In addition, our business depends on the demand for land drilling services from the oil and gas industry and, therefore, is affected by tax, environmental and other laws relating to the oil and gas industry generally, by changes in those laws and by changes in related administrative regulations. It is possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers, or otherwise directly or indirectly affect our operations.

Risks Related to our Common Stock and Series A Preferred Stock

Because the payment of dividends on our common stock is at the discretion of the Board of Directors, investors may not realize cash dividends at the frequency or in the amounts they anticipate.

We have never declared or paid any cash dividends on our common stock. The payment of any future dividends on common stock will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to recover their initial investment.

Because we intend to issue more shares of our common stock in future acquisitions or to raise capital, existing stockholders will be subject to substantial dilution.

We intend to issue more shares of our common stock in future acquisitions or to raise capital.  This may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such acquisition transaction may be valued on an arbitrary or non-arm's-length basis by management, resulting in an additional reduction in the percentage of common stock held by the existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval and to make a deal with regard to the acquisition on any terms it deems reasonable.  To the extent that additional shares of common stock are issued or the terms turn out to be different or unreasonable stockholders may be hurt in connection with an acquisition transaction, experience substantial dilution to their interests or have their rights materially adversely affected.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Our stock is a penny stock, which makes it more difficult to sell.

A "penny stock" is any stock which is not traded on a stock market or exchange and which falls below a selling price of $5.00 per share in the public market. Our common stock is quoted on the OTC Bulletin Board and not on a stock market or exchange, and it has traded from $2.85 to $0.05 since it began trading in February 2008. The SEC's penny stock rules require brokers and dealers to take certain steps before trading in a penny stock, making it more difficult to sell a penny stock than other stock. A sale of penny stock does not usually take place as quickly as a sale of other stock. You may decide to sell your stock when the market price is desirable to you, but by the time the sale is complete, the price of the stock may have fallen to the point that the sale is no longer desirable. The price of penny stocks is typically more volatile than other stocks, exacerbating this problem. Also, some brokers are unwilling to trade in shares of penny stocks.

The market price of the Series A Preferred Stock will be directly affected by the market price of our common stock, which may be volatile.

To the extent there is a secondary market for the Series A Preferred Stock, we believe that the market price of the Series A Preferred Stock will be significantly affected by the market price of our common stock. We cannot predict how our common stock will trade. This may result in greater volatility in the market price of the Series A Preferred Stock than would be expected for nonconvertible preferred stock. In addition, the stock markets in general experience price and trading fluctuations. These fluctuations may result in volatility in the market prices of securities that could be unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of the Series A Preferred Stock and our common stock.

Purchasers of the Series A Preferred Stock may suffer dilution of the Series A Preferred Stock upon the issuance of a new series of preferred stock ranking equally with the Series A Preferred Stock.

The terms of the Series A Preferred Stock do not restrict our ability to offer a new series of preferred stock that ranks equally with the Series A Preferred Stock. We have no obligation to consider the interest of the holders of the Series A Preferred Stock in engaging in any such offering or transaction.

The issuance of shares of the Series A Preferred Stock could adversely affect holders of common stock which may negatively impact your investment.

The market price of our common stock is likely to be influenced by the Series A Preferred Stock. For example, the market price of our common stock could become more volatile and could be depressed by:

·	investors' anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the Series A Preferred Stock;

·	possible sales of our common stock by investors who view the Series A Preferred Stock as a more attractive means of equity participation in us than owning shares of our common stock;

·	hedging or arbitrage trading activity that may develop involving the Series A Preferred Stock and our common stock; and

·	our failure to pay dividends on our currently outstanding Series A Preferred Stock, which would prevent us from paying dividends to holders of our common stock.

The Series A Preferred Stock has never been publicly traded and there can be no assurance that an active trading market will develop.

There has been no public market for the Series A Preferred Stock. The Series A Preferred Stock is not expected to be listed or quoted on any securities exchange or market. There can be no assurance that an active trading market will develop, or if developed, that an active trading market will be maintained.

The Series A Preferred Stock will rank junior to all of our liabilities in the event of a bankruptcy, liquidation or winding up.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our liabilities have been paid. In addition, the Series A Preferred Stock will effectively rank junior to all existing and future liabilities of our subsidiaries. The rights of holders of the Series A Preferred Stock to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of that subsidiary's creditors. As of December 31, 2008, we had outstanding bank debt of $21.6 million under our credit facility. In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our liabilities and our subsidiaries' liabilities, to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

The Series A Preferred Stock provides limited conversion rate adjustments.

The number of shares of common stock that holders of the Series A Preferred Stock are entitled to receive on the mandatory conversion date, or as a result of early conversion of a share of Series A Preferred Stock, is subject to adjustment for certain events arising from stock splits and combinations, stock dividends and specified other transactions. However, other events, such as employee stock option grants and other grants to employees under any equity compensation plans, offerings of our common stock for cash or issuances of common stock in connection with acquisitions will not give rise to such an adjustment. There can be no assurance that an event that adversely affects the value of the Series A Preferred Stock, but does not result in an adjustment to the conversion rate, will not occur.

You may have to pay taxes with respect to distributions on the common stock that you do not receive.

The number of shares of common stock that holders of the Series A Preferred Stock are entitled to receive on the mandatory conversion date, or as a result of early conversion of the Series A Preferred Stock, is subject to adjustment for certain events arising from stock splits and combinations, stock dividends, certain cash dividends and certain other actions by us or a third party that modify the capital structure. Under certain circumstances, you may be required to include an amount in income for U.S. federal income tax purposes, notwithstanding the fact that you do not actually receive such distribution. The amount that you would have to include in income is generally the fair market value of the additional common stock to which you would be entitled by reason of the adjustment. In addition, non-U.S. holders of the Series A Preferred Stock may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax requirements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 10375 Richmond Avenue, Suite 2000, Houston, Texas 77042.  We occupy approximately 1,500 square feet pursuant to a one year office sub-lease, currently requiring $2,500 per month.

In connection with our acquisition of BWS, we executed an agreement to lease certain real property owned by Tony Bruce for a period of three (3) years at a rate of $3,500 per month, plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  The leased property consists of approximately 5 acres in Liberal, Kansas.  We anticipate using the leased property to house the equipment necessary to run BWS's business over the term of the lease.

In connection with our acquisition of BBD, we executed a lease agreement to lease two parcels of real property owned by Robert Beeman for a period of one year at a rate of $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  The first leased property consists of approximately 7 acres in Moab, Utah.  The second leased property consists of approximately 10 acres in Wellington, Utah.  We anticipate using the leased properties to house the equipment necessary to run BBD's business over the term of the lease.

In connection with our acquisition of assets from ARH, we executed an agreement to lease certain real property owned by Larry Hargrave, our former CEO and owner of ARH, for a period of three (3) years at a rate of $6,000 per month, plus related expenses that we anticipate will cost approximately an additional $1,500 per month over the term of the lease.  The leased property consists of approximately 11 acres in Cleveland, Texas.  We anticipate using the leased property to house the equipment and perform the fabrication necessary to run our rig housing operation over the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

We are currently not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Over-The-Counter (OTC) Bulletin Board under the symbol “BEYS.”  Our common stock was originally approved for quotation on the OTC Bulletin Board system on April 5, 2005 under the symbol “HYBK”.  Our symbol was changed to “BEYS” on February 14, 2008 in connection with the change of our corporate name to Best Energy Services, Inc.

The reported high and low sales prices for our common stock from and after May 14, 2007, as reported by the OTC Bulletin Board, are shown below for the periods indicated.  These OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Common Stock

	Bid Price
	Low	High
2007
Quarter ended January 31, 2007	$2.05	$3.13
Quarter ended April 30, 2007	$2.35	$4.05
Quarter ended July 31, 2007(1)	$2.80	$3.17

	Sale Price
	Low	High
Quarter ended July 31, 2007(1)	$2.12	$3.10
Quarter ended October 31, 2007	$2.46	$3.10

2008
Quarter ended January 31, 2008	$1.53	$3.00
Quarter ended April 30, 2008	$1.07	$2.25
Quarter ended July 31, 2008	$0.30	$1.33
Quarter ended October 31, 2008	$0.12	$0.43

(1)            Reflects the listing of our common stock on the American Stock Exchange on May 14, 2007 and the transition from high and low reported bid prices on the OTC Bulletin Board System to high and low reported sales prices on the American Stock Exchange.

Our registrar and transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.  As of March 31, 2009, there were approximately 144 holders of record of our common stock and 20,891,366 shares of common stock outstanding.

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth or repay present debt obligations. Terms and conditions of our convertible notes outstanding have restrictions that presently affect our ability to pay dividends. At December 31, 2008, under the covenants contained in the Credit Facility, we would not have been permitted to pay any dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. This data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and the consolidated financial statements and related notes thereto included elsewhere herein. The financial information below is not necessarily indicative of results to be expected for any future period. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A – Risk Factors of this report.

	Eleven months ended December 31, 2008	Year ended January 31, 2008
Statement of Operations Data:
Revenues	$21,790,830	$—
Operating costs and expenses	$25,018,891	$81,371
Loss from operations	$(3,228,061)	$(81,371)
Other income (expense), net	$(4,541,486)	$-
Net loss	$(7,621,243)	$(97,826)

Basic and diluted net loss per share:	$(0.43)	$(0.00)

	December 31, 2008	January 31, 2008
Balance Sheet Data:
Cash and equivalents	$249,330	$5
Current assets	$3,974,501	$5
Property and equipment, net	$30,877,472	$-
Total assets	$42,409,282	$5
Current liabilities	$2,948,308	$10,163
Long-term debt	$20,573,316	$-
Total liabilities	$33,089,316	$10,163
Stockholder’s equity	$9,319,966	$(10,158)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have discussed many of these factors elsewhere in this report, including in the opening section of this Report titled “Introductory Note And Special Note Regarding Forward-Looking Statements”

These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements. We advise our shareholders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Company Overview

We are an energy production equipment and services company engaged in well service, drilling services and related complementary activities.  We own a total of 25 workover rigs and nine drilling rigs, and we conduct our well service and drilling services primarily in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas. In the third quarter of 2008, we also began providing geological mud logging services to our existing business segments.

We were incorporated on October 31, 2006 as Hybrook Resources Corp. under the laws of the state of Nevada.  From inception through our year ended January 31, 2008, Hybrook was a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  Hybrook did not exercise its option and no minerals were discovered.  As a result of the acquisitions discussed below, all mineral exploration activities were discontinued.  The results of these activities have been included in discontinued operations in the accompanying consolidated financial statements.

In February 2008, Best Energy acquired two companies and certain assets from three other companies, all of which are engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries.  Concurrent with these acquisitions we abandoned our prior business plan and changed our name to Best Energy Services, Inc.  In addition, as a result of these acquisitions, our Board of Directors elected to change our fiscal year-end to December 31, effective December 31, 2008, to match the calendar year-ends of the acquired companies.

Best Energy offers workover services, drilling services, temporary rig housing rental/sales and geological services under a single-branded offering platform that emphasizes the delivery of quality and value to our customers and results for our shareholders.  In addition, we are dedicated to meeting the health and safety needs of our employees and clients through compliance of published safety policies, job safety audits and advanced field training programs.

The implementation of Best Energy’s original business plan commenced in February 2008 with the acquisitions of Best Well Service, Inc. and Bob Beeman Drilling Company, and followed shortly thereafter by the purchase of certain assets of American Rig Housing.  Since that time, we have organically expanded into new geological service lines that include mud logging services.

Our operations have been organized and aligned within the following four business divisions:

·	Well Services (Best Well Service, Inc.):
·	Drilling Services (Bob Beeman Drilling Company);
·	Housing Accommodations (American Rig Housing); and
·	Geologic Services (Mud Logging services).

Well Services Division

Best Energy’s acquisition of Best Well Service, Inc., or BWS, brought us a strong market footprint in the hydrocarbon rich Hugoton basin, where we currently operate a fleet of 25 workover rigs.  Founded in 1991 and based in Liberal, Kansas, BWS has earned distinction within the U.S. oil and gas industry through its consistent delivery of high quality service, value pricing and strong safety standards to both major oil companies and large independents. Moreover, the Company enjoys a history of employee retention that is below 5%, which we believe is among the best in the industry.   While the recent precipitous downturn in the oil service sector necessitated the layoff of many of our loyal workforce, we are optimistic that a return to higher activity rates will permit us to bring such employees back into our company.

Subsequent to the end of 2008 and in response to the severe industry downturn in workover activity, we reduced BWS’ day rates by 10%, positioning us as a low-cost service provider in the Hugoton basin region.  Consequently, we have seen our market share increase from approximately 38% as of the end of the third quarter 2008, to over 70% in early April, 2009.

Should our utilization rates begin to climb back to their historical 100% levels, and thus cash flows begin to increase significantly, it is our intention to explore the possible expansion of our workover rig fleet in 2009 and to leverage BWS’ reputational reach and depth of operational management to exploit prevailing growth opportunities in areas contiguous to our local service area. Moreover, given the declining price environment for equipment, we believe we could be able to acquire quality rigs at a significant discount to fair market value, and achieve payouts on these capital investments in less than 18 months. Such acquisitions would be subject to first achieving a restoration in utilization rates to in excess of 90%, and restoration and maintenance of acceptable levels of cash liquidity.

With negligible employee turnover, optimized operating efficiencies, pricing that is 30% less than our major competitors, and a branded market presence recognized and respected by our coveted customer base, we believe that BWS provides our Company with a sound platform for growth over the next several years.

Drilling Services Division

Best Energy’s acquisition of Bob Beeman Drilling Company, or Beeman, and its affiliates helped to establish us in three separate markets, which are currently concentrated in the Rocky Mountain region:

·	Oil and gas drilling in conventional and unconventional target areas;

·	Water well drilling; and

·	Mining and mineral drilling, including potash, precious metals and uranium.

Based in Moab, Utah, Beeman was founded in 1977 and has held a longstanding reputation among its loyal customer base for delivering a quality job, on time, within specifications and with excellent safety protocols.  Currently, we are licensed to drill commercial water wells in Arizona, Colorado, New Mexico, Nevada and Utah.  In addition, we serve mining and mineral companies, as well as oil and gas companies requiring shallow well drilling, within 400 miles of our Moab yard.

Our drilling rig fleet is currently comprised of twelve rigs – three rigs that drill down to 5,000 feet in depth, one rig that drills down to 3,000 feet, three rigs that drill down to 2,000 feet and two rigs that drill down to 1,000 feet or less.

In mid 2008, the former management team was pursuing a strategy to increase utilization of Beeman assets through refurbishment and redeployment of drilling rigs into areas attractive for oil and gas drilling opportunities.   In this regard, two drilling rigs were redeployed to Kansas, a third rig was scheduled for redeployment in the third quarter of 2008.

As part of the new management team’s review of Best’s financial performance, we implemented job costing on the two rigs deployed outside Moab and we determined that this strategy did not result in profitable performance. Consequently, and pursuant to our “back-to-basics” approach, we immediately terminated all activities relating to the redeployment and refurbishment of Beeman equipment and returned one of the two rigs that had been moved to Kansas back to Moab. The other remains idle in Liberal. In doing so we have eliminated an estimated $500,000 in annual overhead to support these redeployments, plus associated refurbishment, and redeployment costs

            In 2009, we intend to focus on Beeman’s core strengths: oil and gas drilling in or local market area, water well drilling, minerals exploration and drilling opportunities in the potash market. Consequent to the implementation of our back-to-basics business model, during the first quarter of 2009, a period of historically no activity owing to localized weather conditions, we maintained a one rig program which preliminary results indicated generated in excess of $800,000 in revenues and a cash contribution margin exceeding $300,000.  Further, we intend to maintain the portions of the asset platform that will benefit from a turnaround in commodity prices, and may generate working capital from the selective sale of nonessential surplus equipment.

Housing Accommodations Division

Best Energy’s acquisition of the assets of American Rig Housing, Inc., consisting of 65 rig housing units, established our presence in the fabrication and rental of crew quarters, camp complexes and field-functional work spaces.

Through American Rig Housing, Best Energy supplies temporary housing and necessary amenities, such as working plumbing and water and sewer services, historically to oil and gas sites. Under a reformulated marketing strategy being implemented in the second quarter of 2009, we are seeking to expand our market reach into military installations, school campuses, commercial construction jobs, remote camp sites and disaster recovery areas.  We offer a wide selection of housing units that are available immediately, or we can custom build accommodations to meet the unique needs of nearly any project.

In 2009, our housing accommodations division will continue to focus on its core competency, which is building steel cased housing units and renting refurbished trailer units for use on oil and gas project sites.  In addition, under-utilized housing accommodation assets may be refurbished to support our new geologic services division.

Geological Services Division

In late 2008, Best Energy made an initial push into the mud logging market with the formation of a new business division:  Geological Services.  To lead this endeavor, we welcomed Cody Hembree as its division head.  Mr. Hembree was a founding member of Datalog Technology, one of the largest mud logging companies in the world which was founded by his family, and was recently acquired by Weatherford.  While at Datalog, Mr. Hembree helped to build a loyal following of field geologists who have since migrated to Best Energy.

Our mud logging services unit is now working closely with our housing accommodations division to refurbish existing well site trailers as mud logging laboratories.  The refurbished units are then sold as portable mud logging labs that command a higher day rate and add considerable value to our existing rig housing assets.  In the first quarter of 2009, Mr. Hembree was also given the responsibility of overseeing our Housing Accommodations business unit.

We have also merged several off-the-shelf technologies together to create a versatile mud logging system with capabilities and user benefits beyond the industry standard.  More specifically, we have paired a gas chromatograph gas detection system with a flexible software package that allows clients and stakeholders the unique ability to view all data in real-time at their home or office.  This system, partnered with some of the industry’s leading geologists, is winning us contracts with top tier operators.

Market Conditions in Our Industry

As 2008 progressed, our early optimism of continuing growth in oil and natural gas exploration and production activity was dampened by growing evidence of weakening economic conditions that we believe began to significantly weigh upon the energy markets in early October. We believe that while such weakening did not prevent oil prices from ramping up steeply to $147-per-barrel in July, the velocity of the subsequent reversal to under $40-per-barrel by the end of the year was supported by economic reports and forecasts that confirmed the majority of the OECD (Organization for Economic Co-operation and Development) countries to be in recession by the end of the third quarter.

Various global oil demand forecasts for 2008 dropped from quarter to quarter and it became apparent that moderating oil demand growth in the non-OECD economies would no longer be sufficient to offset a continuing three-year demand decline within the OECD countries. As a result, 2008 saw the first global oil demand decrease in 25 years. In the fourth quarter, OPEC elected to cut production by a total of 3.7 million barrels per day to remove supply and support prices.  The time taken for these cuts to be felt in the market, and for the resultant increased spare capacity to be reabsorbed by future growth, was large enough for exploration and production customers to cut investment. This translated to lower demand and weaker prices for oilfield services in an increasing number of areas late in the fourth quarter.

As the worldwide deterioration in the financial and credit markets has deepened in recent months, demand for oil and gas has reduced dramatically and oil and gas prices have fallen sharply, causing some of our customers to start to reduce or delay their oil and gas exploration and production spending. This has led to a reduction in the demand for our services and has begun to exert downward pressure on the prices that we charge. If economic conditions continue to deteriorate or do not improve, it could result in further reductions of exploration and production expenditures by our customers, causing further declines in the demand for our services and products.  Furthermore, it is difficult to predict how long the economic downturn will continue, to what extent it will worsen, and to what extent this will continue to affect us.

Results of Operations

Eleven months Ended December 31, 2008 compared with the Year Ended January 31, 2008

Revenues were $21,790,830 for the eleven months ended December 31, 2008, compared with no revenue for the year ended January 31, 2008. The increase of $21,790,830 was primarily the result of the acquisitions of BWS and BBD in February 2008.

BWS generated $16,905,372 in revenue for the eleven months ended December 31, 2008, compared to $17,746,048 in revenue for the year ended December 31, 2007 (prior to its acquisition by us).  BBD generated $3,925,856 in revenue for the eleven months ended December 31, 2008, compared to $4,650,567 for the year ended December 31, 2007 (prior to its acquisition by us).  The primary reason for the decrease in revenue is the lower rig utilization rates caused by lower drilling activity as a result of declining energy prices in the second half of 2008.

Operating Expenses were $ 25,018,891 for the eleven months ended December 31, 2008 compared with $81,371 for the year ended January 31, 2008 resulting in an increase of $25,000,520.  This increase was primarily as result of the acquisitions of BWS and BBD in February 2008 and non-recurring or non-cash costs incurred in assuming control of their operations.

General and administrative expenses for the eleven month period ended December 31, 2008 were $5,314,916, compared with expenses of $81,371 for the year ended January 31, 2008.  General and administrative expense has increased significantly due to the increase in the level of operations as a result of acquisitions during the period.

Net loss from operations was $3,228,061 for the eleven months ended December 31, 2008 compared with a net loss of $81,371 for the year ended January 31, 2008 resulting in an increased loss of $3,146,690.  Net loss from operations has increased significantly due to the increase general and administrative expenses.

Interest expense increased by $4,561,364 for the eleven month period ended December 31, 2008, compared with the year ended January 31, 2008.  This increase was primarily due to the utilization of the PNC Bank credit facility and the expensing of the financing costs that were initially deferred to be amortized over the four-year life of the loan agreement.  This expensed amounts include a one-time non-cash charge of $2,500,000 for the amortization of financing costs resulting from the stock issuance required by that certain cash collateral agreement entered into in February 2008 among Morris Gad, the Company and PNC Bank (the “Cash Collateral Agreement”) and the write-off of approximately $800,000 of deferred financing costs associated with the reclassification of the amounts owed under the Credit Facility to current liabilities.

Net Loss was $7,621,243 or $0.43 per common share after accrued preferred stock dividends for the eleven months ended December 31, 2008, compared with a net loss of $97,826 or $0.00 per share for the year ended January 31, 2008, resulting in an increased loss of $7,523,417.  This loss was primarily related to non-recurring and non-cash charges associated with assuming control of the operations of BWS and BBD.

Included in the loss is the amortization of $2,500,000 in deferred financing costs related to certain capital stock issued in connection with our obligations under the Cash Collateral Agreement, interest expense of $921,066 related to the amortization of deferred financing costs in connection the Credit Facility, and stock-based compensation of $1,247,548.  In addition, we have accrued $550,000 in unpaid deferred compensation granted to Larry W. Hargrave, our former Chief Executive Officer, upon the consummation of our acquisitions in February 2008.

Excluding these non-cash costs, the net loss would be $2,402,629.  In addition, we incurred over $400,000 of non-recurring cash costs; excluding these charges our net loss would be approximately $2,000,000 which includes depreciation expense of $3,245,212.

While non-recurring and non-cash costs were the primary cause for our net loss, our income suffered from the initial low utilization rates at BBD and ARH.  However, operations at BWS continued to be robust through December 31, 2008. The table below illustrates utilization rates for BWS, BBD and ARH:

	February	March	April	May	June	July	August	September	October	November	December

Best Well Service	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
Beeman Drilling	3%	8%	11%	24%	30%	30%	37%	28%	23%	25%	25%
American Rig Housing	15%	15%	15%	23%	26%	28%	23%	25%	24%	15%	15%

Beeman Drilling’s municipal water well and mineral core hole drilling experienced seasonal lows in the first quarter of 2008.  Even with very low initial utilization rates, Beeman earned $3,925,856 in revenue during the eleven months ended December 31, 2008.  We entered into the mud logging market in the third quarter of 2008.  Revenue associated with our mud-logging services was $181,913 for the eleven month period ended December 31, 2008.

Liquidity and Capital Resources

Consolidated Cash Balances and Cash Flows

The following table summarizes our cash balances as of December 31, 2008 and January 31, 2008 and cash flows for the eleven months ended December 31, 2008 and the year ended January 31, 2008:  Our sources of liquidity include our current cash and cash equivalents, sales of our preferred and common stock, borrowing availability under our Credit Facility and internally-generated net cash flows from operations.

	Eleven Months	Year
	Ended	Ended
	December 31,	January 31,
Cash flows provided by or used in:	2008	2008
Financing activities:
Proceeds from the issuance of Units in private placement	$11,848,080
Cash paid for financing cost related to private placement	(921,066)
Proceeds from issuance of term and revolving loans	22,583,481
Repayments of term loan	(975,000)
Repayments of indebtedness other than Credit Facility	(13,449)
Net cash provided	32,522,046

Investing activities
Acquisitions, net of cash acquired	(31,269,578)
Cash paid for capital expenditures	(880,955)
Proceeds from disposal of property and equipment	17,412
Net cash used	(32,133,121)

Operating activities, net use	(139,600)	(108,049)

Net increase (decrease) in cash during the period	249,325	(108,049)

Cash at the start of the period	5	108,054
Cash at the end of the period	$249,330	$5

Unused borrowing availability under the Credit Facility	$520,424.0

Cash Flows from Financing Activities

To fund our acquisitions and to provide us with working capital, on February 14, 2008, we completed a private placement of 13,566 Units, consisting of 8,478,750 shares of our common stock and 1,220,940 shares of Series A Preferred Stock.  Gross proceeds were $11,848,080.  Cash paid for the related transaction costs was $921,066.

In addition to the private placement, we entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”), also on February 14, 2008, to borrow up to $25,000,000 at 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility. The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012. Amounts borrowed against the term loan portion of the total debt agreement, equal to the lesser of (a) $5,850,000 and (b) 80% of the orderly liquidation value of certain equipment and machinery of BBD and Best, are amortized and must be repaid on a 60 month amortization schedule, with an annual recapture of an amount that is the greater of (a) 25% of excess cash flow and (b) all payments made to holders of shares of Series A Preferred Stock since January 1, 2008, applied to the principal balance.  Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock. Draws against the Credit Facility are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets we acquired from BB Drilling, DSS, and ARH.  The Credit Facility is due on February 14, 2012.

In order to fund our acquisition of BWS and BBD, we drew approximately $15,100,000 on the revolving portion of the Credit Facility and approximately $2,900,000 on the term loan portion of the Credit Facility.  We drew an additional $3,000,000 to fund and close on the acquisition of BB Drilling and DSS.  We have drawn on the revolving credit portion of the Credit Facility as necessary for working capital purposes and repaid principal on the Credit Facility with collections on accounts receivable. As of December 31, 2008 we have repaid $975,000 of principal under the term loan portion of the Credit Facility.

Under our Credit Facility, we are subject to customary covenants, including certain financial covenants and reporting requirements. We are required to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures (except capital expenditures financed by lenders other than under the Credit Facility) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Convertible Preferred Stock) to all senior debt payments during such period, of not less than 1.1 to 1.0 and a leverage ratio of funded debt to EBITDA of not greater than the amount set forth in the table below for such period:

Quarters Ending	Leverage Ratio:
2008
March 31, June 30, September 30 and December 31	3.5 to 1.0

2009
March 31, June 30, September 30 and December 31	3.0 to 1.0

2010 and thereafter
March 30 and each subsequent quarter	2.5 to 1.0

Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February 2008 and the reoccurrence of very low seasonal utilization of rigs by BBD, we were not in compliance with the leverage ratio as of our last report to PNC Bank.

We report our ratios to PNC Bank on a calendar quarter-end basis.  As of September 30, 2008, our fixed charge coverage ratio was 1.6 to 1.0 and our leverage ratio was 4.9 to 1.0.  Due to our technical default on the leverage ratio covenant, PNC Bank could choose to accelerate the due date of any or all payments owed under the Credit Facility; although they have not notified us of their intent to do so.

As of December 31, 2008, our fixed charge coverage ratio was 1.3 to 1.0 and our leverage ratio was 5.7 to 1.0. We have been in discussions with PNC Bank to amend the ratio tests in the loan documents.  This amendment is expected to be completed by April 30, 2009, although there is no assurance that this will occur.  As a result of our technical defaults at September 30, we reclassified all debt outstanding under the Credit Facility to current liabilities as of December 31, 2008.  Because we classified all amounts of debt owed under the Credit Facility as current at September 30, 2008 we expensed $789,564 of deferred financing costs that were previously capitalized earlier in the year but were still unamortized at that point in time.

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

Our availability under the Credit Facility as of December 31, 2008 was approximately $520,424.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of December 31, 2008, we had no cash balances in excess of federally insured limits.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors we have established an allowance for doubtful accounts of $106,237 at December 31, 2008.

Credit Risk

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of December 31, 2008, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, dividends payable and loans payable approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is our management’s opinion that we are not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes.”  Under the asset and liability method of FAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements’ carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable	$ 21,878,920	$ 21,781,353	$ 97,567	$ -	$ -
Operating Leases	274,000	141,000	133,000	-	-
Employment and Consultant Contracts	525,000	450,000	75,000	-	-
Total	$ 22,677,920	$ 22,372,353	$ 305,567	$ -	$ -

Our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year.  For the eleven months ended December 31, 2008, we did not have positive net income after tax and therefore did not redeem any outstanding shares of Series A Preferred Stock.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

 For Best Energy Services, Inc. and Subsidiaries

Page
Report of Independent Registered Public Accounting Firms	XX

Consolidated Balance Sheets December 31, 2008 and January 31, 2008	XX

Consolidated Statements of Operations for the eleven months ended December 31, 2008 and for the year ended January 31, 2008	XX

Consolidated Statements of Changes in Stockholder’s Equity for eleven months ended December 31, 2008 and for the year ended January 31, 2008	XX

Consolidated Statements of Cash Flows for the eleven months ended December 31, 2008 and for the year ended January 31, 2008	XX

Notes to the Consolidated Financial Statements	XX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Best Energy Services, Inc. (Formerly Hybrook Resources Corp.)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Best Energy Services, Inc., as of December 31, 2008 and January 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from February 1, 2008 until December 31, 2008 and for the year ended January 31, 2008. These consolidated financial statements are the responsibility of the management of Best Energy Services, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Best Energy Services, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Best Energy Services, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Energy Services, Inc. as of December 31, 2008 and January 31, 2008, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Best Energy Services, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Best Energy Services, Inc. has a working capital deficit of $19,391,447 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 15, 2009

Best Energy Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	January 31,
	2008	2008
ASSETS
Current assets
Cash	$249,330	$5
Accounts receivable, net of allowance for doubtful accounts of $106,237	3,602,118	-
Prepaid and other current assets	123,053	-
Total current assets	3,974,501	5

Property and equipment, net	30,877,472	-
Goodwill and other intangible assets	7,557,309	-

TOTAL ASSETS	$42,409,282	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$678,834	$10,141
Current portion of accrued officer compensation	140,000	-
Related party payable	-	22
Preferred stock dividends payable	765,761	-
Current portion of loans payable	21,802,193	-
Total current liabilities	23,386,788	10,163
Accrued officer compensation, net of current portion	410,000	-
Loans payable, net of current portion	134,836	-
Deferred income taxes	8,708,454	-
TOTAL LIABILITIES	32,640,078	10,163

STOCKHOLDERS’ EQUITY (DEFCIT)
Series A Preferred Stock, 2,250,000 shares authorized, 1,458,592 and – shares issued and outstanding, at redemption value of $10 per share	14,585,920	-
Common stock, $0.001 par value per shares; 90,000,000 shares authorized; 20,891,366 and 9,685,000 shares issued and outstanding, respectively	20,891	9,685
Additional paid in capital	2,452,350	98,109
Accumulated deficit	(7,289,957)	(117,952)

Total stockholders’ equity (deficit)	9,769,204	(10,158)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,409,282	$5

The accompanying notes are an integral part of these consolidated financial statements.

Best Energy Services, Inc. and Subsidiaries
Consolidated Statements of Operations
For the eleven months ended December 31, 2008 and for the year ended January 31, 2008

	Eleven Months	Year
	Ended	Ended
	December 31,	January 31,
	2008	2008
Revenues:
Well service revenue	$16,905,372	$-
Drilling service revenue	3,925,856	-
Mud logging revenue	181,913	-
Portable rig housing revenue	777,689	-
Total revenue	21,790,830	-

Costs and expenses:
Direct costs of revenue	10,054,685	-
Business unit operating expense	6,397,285	-
Depreciation and amortization	3,245,212	-
General and administrative expense	5,314,916	81,371
Loss on sale of property and equipment	6,793	-
Total operating costs and expenses	25,018,891	81,371

Loss from operations	(3,228,061)	(81,371)

Other income (expense)
Interest income	19,878	-
Interest expense	(4,561,364)	-

Loss before provision for income taxes	(7,769,547)	(81,371)
Income tax benefit	597,542	-
Net loss from continuing operations	(7,172,005)	(81,371)
Loss from discontinued operations	-	(16,455)

Net loss	(7,172,005)	(97,826)

Preferred stock dividend	(765,761)	-
Net loss attributable to common shareholders	$(7,937,766)	$(97,826)

Per common share data:
Loss from continuing operations – basic and diluted	$(0.41)	$(0.01)
Discontinued operations – basic and diluted	-	(0.00)
Net loss – basic and diluted	$(0.41)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	19,431,307	9,685,000

The accompanying notes are an integral part of these consolidated financial statements.

Best Energy Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the eleven months ended December 31, 2008 and for the year ended January 31, 2008

	Eleven months Ended December 31, 2008	Year Ended January 31, 2008

Cash flow from operating activities:
Net loss	$(7,172,005	$(97,826)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,245,212	-
Stock-based compensation	1,247,548	-
Non-cash interest expense	3,421,066	-
Loss on sale of property and equipment	6,793	-
Deferred income taxes	(449,238	-
Changes in operating assets and liabilities:
Accounts receivable	(1,330,689	-
Prepaid expenses	(123,053	-
Accounts payable and accrued liabilities	464,766	(10,223)
Accrued officer compensation	550,000	-
Net cash used in operating activities	(139,600	(108,049)

Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(31,269,578	-
Capital expenditures, net	(880,955	-
Proceeds from disposal of property and equipment	17,412	-
Net cash used in investing activities	(32,133,121	-

Cash flow from financing activities:
Proceeds from issuance of Term Loan	5,850,000	-
Repayments of Term Loan	(975,000	-
Net borrowings under Revolving Advances	16,733,481	-
Net repayments of other notes payable	(13,449	-
Proceeds from issuance of Units in private placement	11,848,080	-
Payment of deferred financing costs	(921,066	-
Net cash provided by financing activities	32,522,046	-

Net increase (decrease) in cash during the period	249,325	(108,049)

Cash, beginning of the period	5	108,054

Cash, end of the period	$249,330	$5

Cash paid for:
Interest	$1,131,240	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Issuance of Units in exchange for collateral agreement	$2,500,000	$-
Shares retired	6,080	-
Preferred dividends accrued	765,761	-
Preferred stock issued as dividend	126,520	-

The accompanying notes are an integral part of these consolidated financial statements.
Best Energy Services, Inc. and Subsidiaries
Statement of Stockholders’ Equity
For the eleven months ended December 31, 2008 and for the year ended January 31, 2008

	Series A Convertible Redeemable Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2007	-	$-	9,685,000	$9,685	$98,109	$(20,126)	$87,668

Net loss	-	-	-	-	-	(97,826)	(97,826)

Balance, January 31, 2008	-	-	9,685,000	9,685	98,109	(117,952)	(10,158)

Shares retired	-	-	(6,080,000)	(6,080)	6,080	-	-
Units issued for cash, net	1,220,940	12,209,400	8,478,750	8,478	(369,798)	-	11,848,080
Units issued for services, net	225,000	2,250,000	1,562,500	1,563	(51,563)	-	2,200,000
Shares issued for acquisitions:
BWS	-	-	46,744	47	99,953	-	100,000
ARH	-	-	6,200,000	6,200	2,265,300	-	2,271,500
DSS	-	-	23,372	23	49,977	-	50,000
Preferred stock dividends paid in kind	12,652	126,520	-	-	(126,520)	-	-
Accrued preferred dividends	-	-	-	-	(765,761)	-	(765,761)
Common stock issued for services	-	-	975,000	975	755,775	-	756,750
Share based compensation	-	-	-	-	490,798	-	490,798
Net loss	-	-	-	-	-	(7,172,005)	(7,172,005)

Balance, December 31, 2008	1,458,592	$14,585,920	20,891,366	$20,891	$2,452,350	$(7,289,957)	$9,769,204

The accompanying notes are an integral part of these consolidated financial statements.

 Best Energy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008

Note 1 - Organization and Basis of Presentation

Nature of Business

We are an energy production equipment and services company engaged in well service, drilling services and related complementary activities.  We own a total of 25 workover rigs and nine drilling rigs, and we conduct our well service and drilling services primarily in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas. In the third quarter of 2008, we began providing geological mud logging services to our existing business segments.

We were incorporated on October 31, 2006 as Hybrook Resources Corp. under the laws of the state of Nevada.  From inception through our year ended January 31, 2008, Hybrook was a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  Hybrook did not exercise its option and no minerals were discovered.  As a result of the acquisitions discussed below, all mineral exploration activities were discontinued.  The results of these activities have been included in discontinued operations in the accompanying consolidated financial statements.

In February 2008, Best Energy acquired two companies and certain assets from three other companies, all of which are engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries.  Concurrent with these acquisitions we abandoned our prior business plan and changed our name to Best Energy Services, Inc.  In addition, as a result of these acquisitions, our Board of Directors elected to change our fiscal year-end to December 31, effective December 31, 2008, to match the calendar year-ends of the acquired companies.

Subsequent to December 31, 2008, we relocated our principal executive offices to 10375 Richmond Ave., Suite 2000, Houston, Texas 77042.

Change in year end

Prior to the acquisitions described in Note 3 below, our fiscal year end was January 31.  As a result of the acquisitions, on February 14, 2008, our board of directors elected to change our year end to December 31 effective in the fourth calendar quarter of 2008, to match the year end of the acquired companies.   Accordingly, we filed an annual report on Form 10-K for the year ended January 31, 2008 and subsequently filed quarterly reports in 2008 on Form 10-Q for the quarters ended April 30, July 31, and October 31.  These financial statements are being filed on a Transition Report on Form 10-K for the eleven months ended December 31, 2008.  Consequently, these financial statements include the balance sheets of the Company as of December 31, 2008 and January 31, 2008 and statements of operations, cash flow and shareholders’ equity for the eleven months ended December 31, 2008 and for the year ended January 31, 2008.

Going Concern

As of December 31, 2008, the Company has a worliong capital deficit of $19,391,447, which raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is primarily dependent upon raising additional capital or entering into new financing arrangements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of December 31, 2008, we had no cash balances in excess of federally insured limits.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors we have established an allowance for doubtful accounts of $106,237 at December 31, 2008.

Credit Risk

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of December 31, 2008, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

Financial Instruments

The carrying value of our financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, dividends payable and loans payable approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that Best Energy is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of FAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured.  We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Operating Leases

The Company conducts a major part of its operations from leased facilities which include sites in Liberal, KS; Moab, UT and Houston, TX.  All leases are classified as operating leases that expire over the next three years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

Foreign Currency Translation

As of January 31, 2008, Best Energy’s functional currency was the Canadian dollar as substantially all of Best Energy’s operations were in Canada.  Best Energy used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission in accordance with the FAS No. 52 “Foreign Currency Translation”.

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

As a result of the acquisitions described in Note 3 below and the discontinuation of activities in Canada, our functional currency is now the U. S. Dollar.

Note 3- Business Combinations and Acquisitions

Best Well Service, Inc.

On February 14, 2008, we acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $21,227,271, payable as follows: (i) a note for $20.0 million was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) funds in the amount of $0.5 million were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; (iii) common stock valued at $0.1 million based on a 10-day volume weighted average price, commencing with the first day of trading (46,744 shares); and (iv) payment of transaction costs of $627,271. This acquisition was accounted for using the purchase method in accordance with SFAS No. 141,    Business Combinations, which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

We have included the operating results of BWS in our consolidated financial statements from the date of acquisition.

As part of this transaction, we have entered into a three year lease with Mr. Bruce for an equipment yard located in Liberal, Kansas at $3,500 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease.  BWS continues to operate as our wholly-owned subsidiary.  In addition, as part of the Acquisition Agreement, we also entered into a one year employment agreement with Mr. Bruce under which he agreed to serve as a Vice President of our Central Division for an annual salary of $150,000.  This employment agreement was replaced in March 2009 with a new contract to serve as Best’s President and COO at an annual salary of $120,000 per year and with options to purchase 800,000 shares of common stock.

Since then, Mr. Bruce has joined our Board of Directors and on February 18, 2009 agreed to serve as our President and Chief Operating Officer.  Prior to the execution of the foregoing agreements with Mr. Bruce, there was no material relationship between us and Mr. Bruce.

Bob Beeman Drilling Company

On February 14, 2008, we acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of approximately $5,433,896, payable as follows: (i) a note for approximately $4.0 million was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) $0.2 million in a previously paid deposit; (iii) funds in the amount of $0.5 million were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months; and (iv) payment of transaction costs of $633,896.  As of December 31, 2008, escrow funds in the amount of $100,000 have not been released. This acquisition was accounted for using the purchase method in accordance with SFAS No. 141,    Business Combinations, which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

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

Note 4 - Property and equipment, net

Property and equipment consists of the following at December 31, 2008:

Amount
Rigs, pumps, compressors, rig houses and related equipment	$30,286,567
Heavy trucks, trailers, dirt equipment	2,202,307
Vehicles and other equipment	1,478,877
Office and computer equipment	56,397
Leasehold improvements	97,587
Total property and equipment	34,121,735
Less: accumulated depreciation	(3,244,263)
Property and equipment, net	$30,877,472

Depreciation expense was $3,245,212 for the eleven months ended December 31, 2008.  No depreciation expense was recognized during the year ended January 31, 2008.

Note 5 – Loans payable

The following table summarizes loans payable as of December 31, 2008:

Amount
Revolving advances	$16,733,481
Term loan	4,875,000
Vehicle notes payable	328,548
Total loans payable	21,937,029
Current portion of loans payable	21,781,353
Loans payable, net of current portion	$155,676

On February 14, 2008, we entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (“Credit Facility”) to borrow up to $25.0 million at 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility. The interest rate on the Credit Facility was 4.61% as of December 31, 2008.  The revolving credit portion of the debt, equal to $19,150,000, may be borrowed and re-borrowed until maturity on February 14, 2012. Monies borrowed against the term loan portion of the total debt agreement, equal to the lesser of (a) $5,850,000 and (b) 80% of the orderly liquidation value of certain equipment and machinery of BBD and Best, are amortized and must be repaid on a 60 month amortization schedule, with an annual recapture of an amount that is the greater of (a) 25% of excess cash flow and (b) all payments made to holders of shares of Series A Preferred Stock since January 1, 2008, applied to the principal balance.  Excess Cash Flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock. Draws against the Credit Facility are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets we acquired from BB Drilling, DSS, and ARH.  The Credit Facility is due on February 14, 2012.

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

Under our Credit Facility, we are required to maintain a fixed charge coverage ratio (as defined in the Credit Facility) of not less than 1.10 to 1.00 and a leverage ratio (as defined in the Credit Facility) of 3.50 to 1.00.  Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February 2008 and the reoccurrence of very low seasonal utilization of rigs by BBD, we were not in compliance with the leverage ratio as of our last report to PNC Bank.  We report our ratios to PNC Bank based on a calendar quarter.  As of December 31, 2008, our fixed charge coverage ratio was 1.29 to 1.00 and our leverage ratio was 6.60 to 1.00.  Due to our technical default on these loan covenants, PNC Bank could choose to accelerate the due date of any or all payments owed under the Credit Facility; although they have not notified us of their intent to do so.  As a result of our technical default on the Credit Facility, we reclassified our debt to current liabilities as of December 31, 2008 and wrote off unamortized deferred financing costs in the amount of $789,564.

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

Future minimum payments under existing notes payable are as follows:

For the twelve months ending December 31,	Amount
2009	$21,781,353
2010	130,379
2011	25,297

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for options granted during the eleven months ended December 31, 2008.  The expected life of the options represents the period of time the options are expected to be outstanding.  The expected term of options granted was derived based on a weighting between the average midpoint between vesting and the contractual term.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact that we do not anticipate paying any dividends on common stock in the near term.

Expected life (years)	2.50 - 3.00
Risk-free interest rate	1.35 - 2.81%
Volatility	120.00%
Dividend yield	0.00%

A summary of our stock option activity and related information is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at January 31, 2008	-	-
Granted	2,995,000	$0.31
Exercised	-	-
Forfeited	(150,000)	0.50
Options outstanding at December 31, 2008	2,845,000	$0.30

Options vested and exercisable at December 31, 2008	2,545,000	$0.28

During the eleven months ended December 31, 2008, 2,995,000 options were granted with a weighted average grant date fair value of $0.19.  During the eleven months ended December 31, 2008, 150,000 options were forfeited and no options were exercised or expired.  As of December 31, 2008, there was approximately $7,534 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two months.  We recognized $490,798 of stock-based compensation expense related to stock options during the eleven months ended October 31, 2008.  As of December 31, 2008, the weighted-average remaining life of the outstanding stock options is 4.64 years.

The aggregate intrinsic value of stock options outstanding at December 31, 2008 was approximately $1,603,950, of which $1,450,950 relates to awards vested and exercisable.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of December 31, 2008 exceeds the exercise price of the option.

Subsequent to our year end we agreed to grant Mr. Tony Bruce options to purchase 400,000 shares of common stock in conjunction with a modification of his employment agreement.  The options vest immediately, has an exercise price of $0.25, and a five-year term.

Warrants

In connection with the private placement (See Note 7), we issued warrants to purchase a total of 1,507 Units, each consisting of 90 shares of Series A Preferred Stock and 625 shares of common stock. The warrants expire on December 24, 2013 and are exercisable at a price of $1,000 per unit, subject to certain adjustments.  On December 24, 2008, we split the 1,507 warrants to purchase Units into (a) warrants to purchase 135,630 shares of Series A Preferred Stock at an exercise price of $10 per share and (b) warrants to purchase 941,875 shares of common stock at an exercise price of $0.16 per share.  The new warrants expire on December 24, 2013.  We valued the existing warrants to purchase Units immediately before the modification, and we valued the new warrants issued in exchange.  The values were identical; therefore, no additional expense was recorded for the modification

On March 5, 2008, we issued warrants to purchase 200,000 shares of common stock to Elite Financial Communications Group, LLC, in partial payment for services to be provided under a one-year service agreement.  The warrants expire two years after registration of the underlying shares of common stock and are exercisable in four tranches of 50,000 shares each at prices of $0.20, $0.24, $0.28, and $0.32 per share, subject to certain adjustments.  We valued these warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the grant date of $0.25, expected life of two years, expected volatility of 120%, risk-free interest rate of 2.59%, and expected dividend rate of 0.00.  The total value of the options of $30,436 was recognized over the vesting period of nine months.

Note 7 - Stockholders’ Equity

Share retirement

Prior to the closing of the acquisition of BWS and BBD, certain stockholders returned a total of 6,080,000 shares of common stock to Best Energy which were retired.

Private placement

During the eleven months ended December 31, 2008, we completed a private placement of 13,566 Units at a price of $1,000 per unit.  Each Unit consists of 90 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and 625 shares of common stock.  As a part of the private placement, we have agreed to use our best efforts to file a registration statement for the underlying shares of common stock with liquidated damages if we did not file within 90 days of the closing of the offering, or June 29, 2008.  We filed the required registration statement on June 11, 2008; however, we subsequently withdrew the registration statement.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option. The unredeemed face value of the Series A Preferred Stock may be converted into common stock (i) by the holder at a conversion price of $4.00 per share or (ii) by us at a conversion price of $4.00 per share in the event that our common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days. Best Energy evaluated this financial instrument under SFAS 150:   Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity to determine if it more closely resembles a liability or equity. Because the redemption of the Series A Preferred Stock is contingent upon our achieving positive net income, the redemption is conditional and not certain. Accordingly, it has been included in equity on the balance sheet at December 31, 2008. We evaluated the terms of the Series A Preferred Stock and determined that it is not a derivative in accordance with EITF 00-19.

In addition, we issued 2,500 Units in exchange for an investor’s posting cash collateral in the amount of $2.5 million with our lender to ensure that we had adequate available credit to complete the acquisitions of BWS, BBD and the acquisition of assets from ARH, BB Drilling and DSS.  The value of these Units was included in deferred financing costs and amortized over the period in which the additional collateral was available.  As of December 31, 2008, $1,800,000 of the collateral has been released.

In connection with the private placement, we paid cash commissions of 12% and issued warrants to purchase a total of 1,507 Units, each consisting of 90 shares of Series A Preferred Stock and 625 shares of common stock. The warrants expire on December 24, 2013 and are exercisable at a price of $1,000 per unit, subject to certain adjustments.  On December 24, 2008, we split the 1,507 warrants to purchase Units into (a) warrants to purchase 135,630 shares of Series A Preferred Stock at an exercise price of $10 per share and (b) warrants to purchase 941,875 shares of common stock at an exercise price of $0.16 per share.  The new warrants expire on December 24, 2013.  We valued the existing warrants to purchase Units immediately before the modification, and we valued the new warrants issued in exchange.  The values were identical; therefore, no additional expense was recorded for the modification.

Dividends

On May 30, 2008 we declared a dividend of $0.0875 per share of Series A Preferred Stock to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share.  The total amount of the dividend of $126,520 was paid by the issuance of 12,652 shares of Series A Preferred Stock.  It represented accrued dividends through March 31, 2008.  As of December 31, 2008, there was $765,761 of accrued and unpaid dividends on the Series A Preferred Stock.

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

Shares issued to employees

On February 22, 2008, we issued 150,000 shares of common stock to each of James Carroll and Charles Daniels in accordance with their employment agreements.  These shares were valued at a total of $75,000 based on the market value of the stock on the date of issuance.  This expense was recognized during the eleven months ended December 31, 2008.

Subsequent to year end, we agreed to issue a total of 675,000 shares of common stock to Larry Hargrave in connection with his severance agreement.  These shares were valued at a total of $681,750.

Note 8 - Income Tax

At December 31, 2008 and January 31, 2008, Best Energy has accumulated net operating losses in the United States of America totaling approximately $2,900,000 and $101,000 which are available to reduce taxable income in future taxation years.

The significant components of Best Energy’s deferred tax assets and liabilities as of December 31, 2008 and January 31, 2008 are as follows:

	2008
	December 31	January 31
Deferred tax assets (liabilities)
Net operating loss carryforward	$1,008,223	$34,509
Allowance for bad debts	37,183
Charitable contributions	2,874
Non-cash interest	1,143,544
Non-cash compensation	404,600
Fixed assets	(9,157,192)
Less: valuation allowance	(2,596,423)	(34,509)

Long-term deferred tax liability	$(9,157,192)-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  Best Energy has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

We underwent a change in control in February 2008. Accordingly, the net operating losses in existence prior to the change in control will be limited; however, we have not yet determined the amount of the limitation.

Note 9 - Related Party Transactions

The amount due to related party at January 31, 2008 was due to a director and was unsecured, non-interest bearing and had no specific terms for repayment.  This amount was repaid during the eleven months ended December 31, 2008.

As a result of the successful completion of the acquisitions described in Note 1, Larry Hargrave, our former CEO and a current director of the Company, was awarded a bonus of $1,000,000 to be paid $15,000 per month beginning in March 2008.  As of December 31, 2008, $850,000 remained unpaid.  Subsequent to year end, we renegotiated the payment of the remaining bonus to be paid as follows:

·
We will issue 600,000 shares of common stock and reduce the cash payment of deferred compensation by $300,000.  The shares were valued at $606,000 based on the closing price of the stock on the date of the agreement.  This stock has not yet been issued; however it is shown as issued and outstanding in these consolidated financial statements.

·	Beginning January 15, 2009 through April 15, 2009, we will pay Mr. Hargrave $15,000 per month. In February 2009, we ceased such payments.
·	Beginning May 15, 2009 and continuing for a period of 49 months, we will pay Mr. Hargrave $10,000 per month.

As a result of this modification, we recorded addition compensation expense of $306,000.

In addition, we agreed to issue 75,000 shares of common stock to Mr. Hargrave as a part of his severance agreement.  These shares were issued in lieu of $37,500 of cash payments due under Mr. Hargrave’s prior employment agreement.  We valued these shares at $75,750 based on the fair value of the shares on the date of the agreement.

On February 14, 2008, we leased certain real property from Mr. Tony Bruce, our director and President, for a period of three years for $3,500 per month in base rent.

On February 22, 2008, we leased real property necessary to run our rig housing operations from Mr. Larry Hargrave, our former CEO a current director of the Company, for a period of three years for $6,000 per month in base rent.

Our Chief Executive Officer and the Chairman of the Board, Mark Harrington, was formerly affiliated with Andrew Garrett, Inc., which acted as our placement agent in the private placement completed in March 2008.  Mr. Harrington acted as a consultant to Andrew Garrett in the transaction.  In addition, Joel Gold, one of our directors, is Director of Investment Banking at Andrew Garrett.  We paid Andrew Garrett as placement agent a total of $2,330,420 in commissions, management fees, and unaccountable expenses for all financings, both equity and debt, related to our acquisitions.  We also issued 112,500 common shares as placement agent shares and warrants to purchase 1,507 Units.  See Note 7.

Note 10 – Segment information

Our operations have been organized and aligned within the following four business divisions:

·	Well Services (Best Well Service, Inc.):
·	Drilling Services (Bob Beeman Drilling Company);
·	Housing Accommodations ; and
·	Geological Services (Mud Logging services).

Our operations are both product and services based, and the reportable operating segments presented below include our well services operations, drilling services operations, mud logging and construction of portable rig housing for rig sites.

Our reportable segment information is as follows for the eleven months ended December 31, 2008:

	Division
	Well Service	Drilling Services	Mud Logging	Portable Rig Housing	Segments Total
Revenue	$16,905,372	$3,925,856	$181,913	$777,689	$21,790,830
Gross profit (loss)	$6,166,777	$207,109	$(539,186)	$(495,841)	$5,338,860

Segment Information is not shown for 2007.  Businesses were not owned before 2008.

The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes for the eleven months ended December 31, 2008:

Amount
Gross profit from reportable segments	$5,338,860

Depreciation	(3,245,212)
General and administrative expenses	(5,314,916)
Loss on sale of property and equipment	(6,793)
Loss from operations	(3,228,061)
Other expense, net	(4,541,486)

Net loss from continuing operations before income taxes	$(7,769,547)

Note 11 – Commitments

Future minimum payments under existing operating leases are as follows:

For the twelve months ending December 31,	Amount
2009	$141,000
2010	114,000
2011	19,000

Note 12 – Concentration

As of December 31, 2008, four customers account for 24%, 17%, 12% and 11% of total accounts receivable, respectively.  During the eleven month period ended December 31, 2008, these four customers accounted for 5%, 30%, 12%, and 2% of total revenues, respectively.
As of December 31, 2008, two vendors account for 18% and 9% of total accounts payable, respectively.  During the eleven month period ended December 31, 2008, these two vendors accounted for 36% and 14% of total purchases from vendors, respectively.

Note 13 –Subsequent event

In January 2009, the Company entered into a consultancy agreement with Larry Hargrave, the Company’s former Chief Executive Officer, covering the period January 15, 2009 to June 15, 2009 at $10,000 per month.

Financial Information on the Acquired businesses of BWS and BB Drilling

INDEX TO FINANCIAL STATEMENTS
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

INDEX TO FINANCIAL STATEMENTS
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

Beeman Drilling identified errors related to the determination of the its current and deferred federal and state income tax liabilities previously reported in its financial statements as of and for the year ended December 31, 2006  in the course of preparing financial statements for the year ended December 31, 2007.  These errors relate to the Company’s failure to account for a deferred tax liability from unrealized investment gains on marketable securities and the determination of its current provision for income tax expense.  In order to correct the errors described above, the Beeman Drilling has restated its financial statements as of and for the year ended December 31, 2006.

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

As of December 31, 2006, four customers accounted for 61%, 14%, 12% and 8% of total accounts receivable, respectively. During 2006, the four largest customers accounted for 26%, 24%, 15% and 9% of total revenues, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report.   Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

           1. As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically, we had not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  This has resulted in inconsistent practices.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

   2. As of December 31, 2008, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

            3. As of December 31, 2008, we did not maintain effective controls over equity transactions.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December  31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our Board of Directors and our executive officers and other significant employees.  All of our directors were appointed February 14, 2008, except James Byrd who was appointed on March 17, 2008.  All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.  There are no family relationships among our directors and executive officers.

[Missing Graphic Reference]

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Mark G. Harrington, Chairman of the Board and Chief Executive Officer - As one of Best Energy’s founding Board members, Mark played an important role in the formation and subsequent emergence of Best Energy Services.  In October 2008, Mark was named Chairman of the Board and was subsequently appointed as Chief Executive Officer of the Company in December 2008.  As CEO, Mark is cultivating a highly transparent, performance-driven culture within Best Energy and each of its operating business units.

Mark has built a successful 30-year career focused on the energy business; authored more than 20 publications; and has been featured on CNBC, Canada AM, Dow Jones News and Bloomberg.  He has served as Chairman, President, CEO and COO of eight separate public and private energy companies and private equity groups.

After earning a BBA and MBA in Finance from the University of Texas, Mark began his career in 1977 as an energy analyst at the U.S. Trust Company and in 1978 joined Carl H. Pforzheimer & Co. in the same capacity.  In 1980, he became a partner in the firm and, in 1982, was named President and COO of Chipco Energy, Pforzheimer’s in-house investment arm.  In 1986, he formed Harrington and Company, where he created the Energy Vulture Funds to pursue distressed opportunities in energy and to incubate emerging energy companies.  EVF-incubated companies included Calgary-based HCO Canada, Ltd., where Mark also served as a Founder, Chairman and CEO; and Houston-based HarCor Energy, Inc., a then NASDAQ NMS-listed company that he led as Chairman and CEO until its sale in late 1997.  In 2003, he assumed the role of President and COO of AMEX-listed Dune Energy, Inc. to oversee the Company’s successful market launch, and then served as President and CEO of Quinduno Energy, Inc. beginning in 2004 through its sale to Petrosearch Energy Corporation.  Mark also serves as Vice Chairman of the Board of Rock Energy Resources, Inc., a publicly-listed domestic oil and gas exploration and production company.

Jim Byrd, Jr., Vice Chairman of the Board - Jim has served as an independent member of Best Energy’s Board of Directors since March 2008.  In October 2008, he was named Vice Chairman of the Board at which time he assumed a much more active role in aiding senior management with the execution of key business growth strategies and with the enhancement of the Company’s corporate governance and shareholder communications practices.

A successful attorney and entrepreneur, Jim has spent his career focused on building businesses in a number of industries, ranging from start-ups to mature companies, both publicly traded and privately held.  From 1987 through 1993, he was the founding and managing partner of Schoene, Byrd, Piercefield and Heinkel, an Orlando, Florida-based, full service commercial law firm specializing in corporate and securities, real estate and general business law.  In 1993, Jim founded and served as CEO of Sobik’s Subs, Inc., a 32-unit franchise chain of sandwich shops that he took public through reverse merger and grew to 80 units within 30 months.  In 1996, he served as CEO of Fortune Financial Systems, Inc. a company he founded, and subsequently took public, and grew annual sales from $50,000 to nearly $100 million in just one year.

In 1998, Jim formed Vanguard Capital, LLC, a private equity firm that he continues to manage today.  Vanguard has acted as a consultant to several highly successful public merger deals, including World Commerce Online, Inc., a public stock that grew from a private placement of $0.50 per share to over $30 per share; and Parts.com, a publicly traded online auto parts provider that went from a private placement of $0.50 per share to over $50 per share in the span of 12 months.  In 2004, he founded OE Source, LC, an auto parts importer and distributor, and as Managing Director, oversaw the growth of the Company from $3 million in sales in 2004 to over $15 million in sales in 2007.  The Company went public by way of reverse merger in January 2008 under the name General Automotive Company.  In addition, Jim is currently serving as the Chairman and CEO of Gen2Media Corporation (OTCBB: GTWO), a publicly traded digital media company.

Jim attended Florida State University where he earned a B.S. degree in Communications and subsequently earned a JD with High Honors from the FSU College of Law.  He has been a member in good standing of the Florida Bar since 1986.

Tony Bruce, President, Chief Operating Officer and Director - Tony has served as a member of Best Energy Services’ Board since the Company’s formation in February 2008, which occurred in tandem with its acquisition of Best Well Services.  Now the largest subsidiary of Best Energy, Best Well was founded by Tony in 1991 with only one workover rig.  Under his leadership, the Company expanded its workover fleet to 25 rigs now operating within a 100 mile radius of Liberal, Kansas in the Hugoton Embayment, the Texas Panhandle field and the Anadarko Basin.  After originally serving as Best Energy’s Vice President of Central Operations, Tony was named President of the Company in October 2008 and Chief Operating Officer in November 2008.

A near 30-year veteran of the U.S. oil patch, Tony’s family has actually been in the oil and gas industry dating back to the 1940’s.  In 1980, Tony purchased his father’s interest in the family well servicing business and proceeded to serve as the Company’s CEO until its sale in 1989.   Before forming Best Well Service, he joined National Oilwell, an oilfield products and services company that grew to become National Oilwell Varco, a NYSE-listed company.

Joel Gold, Director
A founding member of Best Energy’s Board of Directors, Joel currently serves as Director of Investment Banking at Andrew Garrett, Inc., an investment banking firm headquartered in New York City.  From January 1999 until December 1999, he was Executive Vice President of Solid Capital Markets, an investment banking firm also located in New York City.  From September 1997 to January 1999, he was a Senior Managing Director of Interbank Capital Group, LLC, another leading NYC-based investment banking firm.  From April 1996 to September 1997, Joel was Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, he served as Managing Director of Fechtor Detwiler & Co., Inc.  He was also a Managing Director of Furman Selz Incorporated from January 1992 until March 1995, as well as a Managing Director of Bear Stearns from April 1990 until January 1992.  Prior to joining Bear Stearns, Joel spent 20 years with Drexel Burnham Lambert, Inc., which at its height was the fifth largest investment bank in the United States.

Joel also provides Board guidance and direction as a director and Audit and Compensation Committee member of Geneva Financial Corp., a publicly held specialty, consumer finance company; Emerging Vision, a retail eye care company; BlastGard International, a developer of blast mitigation materials; and Food Innovations, a specialty food company.  Joel earned a BS degree in Accounting from Brooklyn College, an MBA from Columbia Graduate School of Business and a Juris Doctorate from NYU Law School.  He is the President and Founder of Just One Life, a charitable organization that assists women with difficult childbirth conditions.

Larry Hargrave, Director - As co-incubator of Best Energy Services, Larry served as Chairman and Chief Executive Officer of the Company from February 2008 through October 2008, during which time he led the execution and integration of three acquisitions that now serve as the Company’s core business platform.  Larry continues to serve as a member of the Board of Directors.  Prior to forming Best Energy, he was President of American Rig Housing, Inc., a company he acquired sole control of in 1996 and whose assets were later sold to Best Energy as part of its original roll-up strategy.

A multi-degreed Petroleum Geologist with over 30 years experience as an operator, explorer and exploitation specialist in the U.S. oil and gas industry, Larry began his career with Exlog in 1973 and in 1975 joined then NYSE-listed Damson Oil Company, where he served as the Company’s Northern Regional Manager.  In that capacity, Larry was responsible for over 130 employees, including drilling rig hands and office support personnel for the Company’s comprehensive drilling program.

In 1979, Larry and a fellow Damson employee formed Lomax Exploration, but left in 1985 to lead the exploration efforts of Lomax’s key investor group.  In 1991, Larry served the E&P subsidiary of NYSE-listed Global Marine as Senior Geologist.  He was personally responsible for the discovery and development of 14 significant domestic and international oil and gas fields.  In 1991, he founded and served as President of NGL Industries, which installed and operated low-pressure natural gas gathering systems in South Texas.  In 1992, he founded Arctic Gas Processors (AGP) in conjunction with the World Bank.  AGP’s mission was to develop processing opportunities in the Soviet Union, Africa and Trinidad.  The Company was sold to Singapore-based Agio Counter Trade in 1996.

Audit Committee

The entire board of directors is currently acting as the audit committee as specified in Section 3(a)(58)(B) of the Exchange Act.

Code of Business Conduct and Ethics

In May 2008, the Board of Directors unanimously approved Best Energy’s Code of Business Conduct and Ethics.  This Code is a statement of our high standards for ethical behavior, legal compliance and financial disclosure, and is applicable to all directors, officers, and employees.  A copy of the Code of Ethics can be found in its entirety on our web site http://investor.beysinc.com/phoenix.zhtml?c=214535&p=irol-irhome.    Additionally, should there be any changes to, or waivers from, our Code of Business Conduct and Ethics, those changes or waivers will be posted immediately on our web site at the address noted above.

Stockholder Communications with the Board

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.  For the 2008 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the two fiscal years ended December 31, 2008 that received annual compensation during the period ended December 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark G. Harrington, Chief Executive Officer and Chief Financial Officer (3)	12/2008	$ 114,356	-	-	$ 144,751	-	-	-	$ 257,849
	1/2008	-	-	-	-	-	-	-	-

Tony Bruce, President (4)	12/2008	$ 131,250	-	(5)	$ 61,881	-	-	-	$ 191,873
	1/2008	-	-	-	-	-	-	-	-

Larry W. Hargrave, Former Chief Executive Officer and President	12/2008	$ 192,000	$ 700,000	$ 681,750	$ 100,010	-	-	-	$ 1,673,760
	1/2008	-	-	-	-	-	-	-	-

Charles Daniels, former Executive Vice President and Chief Operating Officer	12/2008	$ 94,792	-	$ 75,000	-	-	-	-	$ 169,792
	1/2008	-	-	-	-	-	-	-	-

James W. Carroll, former Executive Vice President and Chief Financial Officer	12/2008	$ 141,250	-	$ 75,000	$ 22,322	-	-	-	$ 238,572
	1/2008	-	-	-	-	-	-	-	-

Les D. Scott, former President	1/2008	-	-	-	-	-	-	-	-

(1)	The fiscal year 12/2008 includes the activity for the eleven months ended December 31, 2008. The fiscal year 1/2008 includes the activity for the year ended January 31, 2008.
(2)	Option Awards expense as reported here and in our financial statements has been recorded in accordance with SFAS No. 123(R).
(3)	Mr. Harrington became Chief Executive Officer on December 19, 2008.
(4)	Mr. Bruce became interim President of the Company on October 13, 2008.
(5)	Excludes 46,744 shares of common stock which were issued to Tony Bruce in February 2008 in connection with the acquisition of BWS.

Subsequent to December 31, 2008, we have elected the following executive officers:

Name                                                     Position

Mark Harrington                          Chief Executive Officer and Chief Financial Officer

Tony Bruce                                President and Chief Operating Officer

On December 1, 2008, the Company entered into an employment agreement with its chief executive officer, Mark Harrington (the “Harrington Employment Agreement”). The Harrington Employment Agreement provides that Mr. Harrington will serve as the Company’s chairman of the board, president and chief executive officer, and has an initial term beginning December 01, 2008, and ending on December 01, 2009.   Mr. Harrington will receive an annual base salary of $180,000 and upon execution of the agreement, an option (vesting immediately) to purchase 400,000 shares of Common Stock, $0.001 par value per share pursuant to the “Employee long Term Incentive Plan”. This option to purchase is in addition to an employee incentive award of an option to purchase 400,000 shares awarded on December 19, 2008 Mr. Harrington also will receive certain other employee benefits available generally to all employees or specifically to executives of the Company.  Mr. Harrington is also entitled to receive a $500 per month automobile allowance.  Under the terms of the Harrington Employment Agreement, Mr. Harrington‘s employment may be terminated at any time for cause or change of Control of the company through ownership votes. Under the terms of the Harrington Employment Agreement, if Mr. Harrington’s employment terminates other than for cause or change of control, he is entitled to continued payment of his then base salary for year  in one lump sum commencing on the date of severance with reimbursement of reimbursable accrued expenses and any employee accrued amounts.

On February 17, 2009, Tony Bruce and the Company executed and delivered an employment agreement (the “Bruce Employment Agreement”). The Bruce Employment Agreement stipulates Mr. Bruce will serve as the President and Chief Operating Officer for an initial term of one year. Mr. Bruce will receive an annual salary of $120,000 and upon execution of the agreement, will receive the five year option to purchase 400,000 shares of the company common stock (par $0.001 per share) for .25 and will be immediately vested. This option to purchase is in addition to an employee incentive award of an option to purchase 300,000 shares awarded on December 19, 2008. The agreement allows for a cashless exercise as well. Mr. Bruce is eligible to receive a car allowance of $1,000 per month and certain other employee benefits available generally to all employees or specifically to executives of the Company.  Mr. Bruce’s Employment by the company may be terminated for cause or change of control of the company however, if Mr. Bruce is terminated other than for good reason, for cause or Change of Control, Mr. Bruce will receive severance of his base salary of 1 year payable in one lump sum at termination.  Mr. Bruce has a solicitation of Employees clause; a standard non-compete clause and a n on-disparagement clause stipulating that no solicitation of employees, customers or affiliates occur during his employment or for 1 year after.
.
Stock Option Grants

We had not granted any stock options or other equity awards at January 31, 2008 to any of the executive officers or directors.

During the eleven months ended December 31, 2008, we made grants of restricted stock, stock options and warrants to our executive officers as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (3)($/Sh)
Larry W. Hargrave	03/05/08	`	300,000(1)	0.16
	03/05/08	--	300,000(2)	0.50
	10/13/08	675,000(5)	--	--
Charles Daniels	02/22/08	150,000	--	--
	02/22/08	--	150,000(2)	forfeited
James W. Carroll	03/05/08	150,000	--	--
	03/05/08		150,000(2)	0.50
Tony Bruce	03/05/08	--	25,000(1)(4)	0.16
	03/05/08		50,000(2)(4)	0.50
	12/19/08	--	300,000 (1)	0.25
Mark Harrington (1)	03/05/08 -- 25,000(1) 0.16 03/05/08 -- 25,000(2) 0.50 12/19/08 -- 800,000(1) 0.25 Immediately vested.
(2)	Vested on December 31, 2008.

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

(5)
Shares issued to Larry Hargrave upon severance of his agreement to serve as Chief Executive Officer for the company. The shares were issued at .50per share and valued at $1.01 market price at the time the severance agreement was signed. The shares represent an issuance of Best common stock in exchange for cancellation of $300,000 of deferred compensation liability and $37,500 of cash severance.

Outstanding Equity Awards at Fiscal Year-End

Outstanding equity awards as of December 31, 2008 were as follows:

[Missing Graphic Reference]	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark Harrington Mark Harrington Mark Harrington Tony Bruce Tony Bruce Tony Bruce Larry Hargrave Larry Hargrave James W. Carroll	800,000 50,000 25,000 25,000 50,000 300,000 300,000 300,000 150,000	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	.25 .50 .16 .16 .50 .25 .16 .50 .50	12/19/13 03/05/13 03/05/13 03/05/13 03/05/13 12/19/13 03/05/13 03/05/13 03/05/13	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --

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
Meeting Fees                                       $1,000 (in person)
$500 (telephonic)
Committee Meeting Fees                   $2,000 (in person)
$1,000 (telephonic)

The same schedule of directors fees exist for 2009.

James Byrd was awarded identical options when he joined the Board on March 17, 2008 and is eligible for fees under the same schedule. In addition to his directorial duties, James Byrd also entered into a consulting agreement with Best effective June 16, 2008 for a one year term. Mr. Byrd provides up to 20 hours consulting time related to investor and shareholder concerns and targets potential capital partners or investors for the company. Best has agreed to remit the sum of $96,000 per year payable at a rate of $8,000 for Mr. Byrd’s services.  Mr. Byrd received $ 48,000 in compensation related to his consulting agreement during the year ended December 31, 2008.
Actual fees paid to directors in their capacity as director is as follows:

Larry Hargrave	$ 500
James Carroll	$ 500
Jim Byrd	$ 12,500
Mark Harrington	$ 2,500
Joel Gold	$ 14,000
Tony Bruce	$ 500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based upon information received from the persons concerned, each person known to Best to be the beneficial owner of more than five percent of the outstanding shares of our Series A Preferred Stock, and our common stock, each director, each of the named executive officers and all directors and officers of Best as a group, owned beneficially as of April 15, 2009, the number and percentage of outstanding shares of Series A Preferred Stock, common stock and voting stock indicated in the following table.  Best has not adopted stock ownership guidelines; consequently, there are no minimum requirements for ownership of Best¡¯s common stock.

	Series A Preferred Stock		Common Stock		Voting Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage (%)	Number of Shares	Percentage (%)	Percentage (%)
Larry W. Hargrave (1)	--	--	3,437,500	16.7	16.7

Tony Bruce (2)	--	--	71,744	*	*
James Byrd (2)	--	--	25,000	--	--

Joel Gold (2)	--	--	25,000	--	--
Mark Harrington (2)	--	--	62,125	*	*
ALL DIRECTORS and OFFICERS as a group	--	--	3,946,369	19.1	19.1

Other owners greater than 5%:
-- Morris Gad (3)	279,000	19.3	2,437,500	11.8	11.8
-- Bristol Investment Fund, Ltd. (3)	90,000	6.2	1,044,500	5.1	5.1
-- Paul Kessler (3)	90,000	6.2	1,044,500	5.1	5.1
-- Enable Growth Partners LP (4)	90,000	6.2	937,500	4.5	4.5
-- Mitch Levine (4)	90,000	6.2	937,500	4.5	4.5
-- Weekley Energy Holdings, LLC (5)	--	--	1,175,000	5.7	5.7
-- William B. Weekley (5)	--	--	1,175,000	5.7	5.7
_________________
*	Less than one percent.
(1)	Includes 300,000 shares issuable upon exercise of Options.

(2)	Includes 25,000 shares (each) issuable upon exercise of Options.

(3)
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

(4)
Mitch Levine, in his capacity as the Managing Partner of Enable Growth Partners, L.P has voting and investment control over the shares held by Enable Growth Partners, L.P.  Mr. Levine disclaims beneficial ownership of all of such shares.  The address of Enable Growth Partners, L.P. is:  One Ferry Building, Suite 255, San Francisco, CA 94111.

(5)
William B. Weekley is the sole owner of Weekley Energy Holdings, LLC, which holds the shares of Best Energy Services, Inc.  Mr. Weekley has voting and investment control over the shares held by Weekley Energy Holdings, LLC.  The address of Weekley Energy Holdings, LLC is:  5802 Val Verde, Suite 150, Houston, TX 77057.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On February 14, 2008, we purchased all of the issued and outstanding stock of BWS from Mr. Tony Bruce for $20,600,000, excluding transaction costs of $627,271.  Simultaneously, we further agreed to lease real property necessary to run BWS’s operations from Mr. Bruce for a period of three years for $3,500 per month in base rent. Immediately after the share purchase and lease transactions closed, we entered into a one year employment agreement with Mr. Bruce at an annual salary of $150,000 and Mr. Bruce joined our board of directors.  On February 18, 2009, Mr. Bruce signed a new one-year contract to serve as Best Energy’s President and Chief Operating Officer at an annual salary of $120,000.

On February 27, 2008, we acquired all of the equipment, assets and operations of ARH and issued 6,200,000 shares of our common stock.   Mr. Hargrave was the sole beneficial owner of ARH and is our former CEO and President.  Simultaneously, we further agreed to lease real property necessary to run our rig housing operations from Mr. Hargrave for a period of three years for $6,000 per month in base rent.  On March 5, 2008, we entered into an employment agreement as described above with Mr. Hargrave at an initial base salary of $150,000.   On October 13, 2008, our employment relationship Mr. Hargrave, President and Chief Executive Officer, was terminated by mutual agreement.  Mr. Hargrave currently serves as the general manager of ARH and remains on the Board of Directors.

Our current Chairman, CEO and CFO, Mark Harrington, was formerly affiliated with Andrew Garrett, Inc. which acted as our placement agent in the private placement completed in March 2008.  Mr. Harrington acted as a consultant to Andrew Garrett in the transaction.  As part of his compensation arrangement with Andrew Garrett, Mr. Harrington was to receive 33% of the amount of Andrew Garrett’s compensation.  We paid Andrew Garrett as placement agent a total of $2,330,420 in commissions, management fee, and unaccountable expenses for all financings, both equity and debt, related to our acquisitions.  We also issued 112,500 common shares as placement agent shares and 1,507 Unit Warrants as placement agent warrants.  On October 20, 2008, Mr. Harrington was appointed Chairman of the Board and Chief Executive Officer.   In addition, on November 14, 2008, Mr. Harrington was appointed to act as the Company’s Chief Financial Officer until the Company is able to hire a permanent replacement.  Mr. Harrington is being paid an annual salary of $180,000.

Mr. Joel Gold, one of our directors, is Director of Investment Banking of Andrew Garrett, which acted as our placement agent in the private placement completed in March 2008.

Director Independence

We currently act with five directors consisting of Tony Bruce, James S. Byrd, Jr., Joel Gold, Larry W. Hargrave and Mark G. Harrington.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more additional directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in our circumstances.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed for professional services rendered by Malone & Bailey PC for the audit of Best Energy Services, Inc. (formerly Hybrook Resources Corp.) for the eleven months ended December 31, 2008, totaled $192,263.

All Other Fees.  There were no fees billed for other services, exclusive of the fees disclosed above relating to financial statement audit services rendered by Malone & Bailey PC.

Consideration of Non-audit Services Provided by the Independent Auditors.  The Board of Directors has considered whether the services provided for non-audit services are compatible with maintaining Malone & Bailey PC’s independence, and has concluded that the independence of such firm has been maintained.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)           Financial Statements : See Item 8 above.

(2)           Financial Statement Schedules :  Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)&(b)                      Exhibits :  The exhibits listed in the accompanying Exhibit Index are filed as part of this Transition Report on Form 10-K. Management contracts or compensatory plans or arrangements are identified in such Exhibit Index by the symbol “+”.

Exhibit No.	Description
2.01	Asset Purchase Agreement - American Rig Housing, Inc. dated February 25, 2008 (Previously filed as Exhibit 2.1 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.02	Asset Purchase Agreement - BB Drilling Co. dated February 25, 2008 (Previously filed as Exhibit 2.2 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.03	Asset Purchase Agreement - Drill Site Services, LLC dated February 25, 2008 (Previously filed as Exhibit 2.3 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
3.01
Articles of Incorporation of the Company dated August 11, 2005 (Previously filed as Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).

3.02	Bylaws of the Company (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
3.03	Certificate of Designation - Series A Preferred Stock (Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
3.04	Certificate of Correction-Series A Preferred Stock (Filed herewith).
4.01	Form of Common Stock certificate (Previously filed as Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
4.02	Form of Series A Preferred Stock Certificate (Previously filed _______)
4.03	Registration Rights Agreement - Hybrook Resources Corp (Previously filed _______)
4.04	Form of Common Stock Warrant (Previously filed _______)
4.05	Form of Series A Preferred Warrant (Previously filed _______)
10.01	Stock Purchase Agreement - Best Well Services, Inc. dated February 14, 2008 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.02	Stock Purchase Agreement - Bob Beeman Drilling Co. dated February 14, 2008 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.03	Escrow Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.04	Demand Note - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.05	Release Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
+10.06	Employment Agreement - Tony Bruce (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008). [REPLACE WITH NEW AGREEMENT]
10.07	Noncompetition, Nondisclosure and Non-solicitation Agreement - Tony Bruce (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.08	Lease Agreement - Tony Bruce (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.09	Escrow Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.9 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.10	Demand Note - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.10 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.11	Release Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.11 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.12
Noncompetition, Nondisclosure and Non-solicitation Agreement - Robert L. Beeman (Previously filed as Exhibit 10.12 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).

10.13	Lease Agreement - Robert L. Beeman (Previously filed as Exhibit 10.13 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.14	Revolving Credit, Term Loan and Security Agreement dated February 14, 2008 (Previously filed as Exhibit 10.14 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.15	Term Note dated February 14, 2008 (Previously filed as Exhibit 10.15 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.16	Revolving Credit Note dated February 14, 2008 (Previously filed as Exhibit 10.16 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.17	Pledge Agreement dated February 14, 2008 (Previously filed as Exhibit 10.17 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.18	Collateral Assignment - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.18 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.19	Collateral Assignment - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.19 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.20	Placement Agent Agreement - Andrew Garrett, Inc. (Previously filed as Exhibit 10.20 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.21	Cash Collateral Agreement - Morris Gad dated February 14, 2008 (Previously filed as Exhibit 10.21 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
+10.22	Agreement dated January 20, 2009 - Larry W. Hargrave (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 26, 2009).
+10.23	Agreement dated January 20, 2009 - James W. Carroll (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 26, 2009).
+10.24	Employment Agreement dated April 1, 2008 - Chuck Daniels (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on April 7, 2008).
10.25	Consulting Agreement dated January 20, 2009 - Larry W. Hargrave (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 26, 2009).
10.26	[Harrington Employment Agreement]
+10.28	Form of Director Stock Option Agreement [To be filed by amendment].
21.01	List of Company's Subsidiaries (Previously filed as Exhibit 21.1 to Annual Report on Form 10-K filed by the Company with the SEC on May 5, 2008).
23.01	Consent of Malone & Bailey, PC (Filed herewith).
23.02	Consent of Amisano Hanson, Chartered Accountants (Filed herewith).
24.01	Power of Attorney (Included on signature page).
______________
+	Management contract, compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Best Energy Services, Inc..
Dated: April 15, 2009	/s/ MARK G. HARRINGTON
Mark G. Harrington
Chairman and Chief Executive Officer
(Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TONY BRUCE	Director	April 15, 2009
Tony Bruce	President and Chief Operating Officer

/s/ JAMES S.BYRD, Jr.	Director, Vice-Chairman of the Board	April 15,2009
James S. Byrd, Jr.

/s/ JOEL GOLD	Director	April 15,2009
Joel Gold

/s/ LARRY W. HARGRAVE	Director	April 15,2009
Larry W. Hargrave

/s/ MARK G. HARRINGTON	Director, Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Treasurer and Secretary	April 15,2009
Mark G. Harrington	(Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
2.01	Asset Purchase Agreement - American Rig Housing, Inc. dated February 25, 2008 (Previously filed as Exhibit 2.1 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.02	Asset Purchase Agreement - BB Drilling Co. dated February 25, 2008 (Previously filed as Exhibit 2.2 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.03	Asset Purchase Agreement - Drill Site Services, LLC dated February 25, 2008 (Previously filed as Exhibit 2.3 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
3.01
Articles of Incorporation of the Company dated August 11, 2005 (Previously filed as Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).

3.02	Bylaws of the Company (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
3.03	Certificate of Designation - Series A Preferred Stock (Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
3.04	Certificate of Correction-Series A Preferred Stock (Filed herewith).
4.01	Form of Common Stock certificate (Previously filed as Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
4.02	Form of Series A Preferred Stock Certificate (Previously filed _______)
4.03	Registration Rights Agreement - Hybrook Resources Corp (Previously filed _______)
4.04	Form of Common Stock Warrant (Previously filed _______)
4.05	Form of Series A Preferred Warrant (Previously filed _______)
10.01	Stock Purchase Agreement - Best Well Services, Inc. dated February 14, 2008 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.02	Stock Purchase Agreement - Bob Beeman Drilling Co. dated February 14, 2008 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.03	Escrow Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.04	Demand Note - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.05	Release Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
+10.06	Employment Agreement - Tony Bruce (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008). [REPLACE WITH NEW ONE]
10.07	Noncompetition, Nondisclosure and Non-solicitation Agreement - Tony Bruce (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.08	Lease Agreement - Tony Bruce (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.09	Escrow Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.9 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.10	Demand Note - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.10 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.11	Release Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.11 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.12
Noncompetition, Nondisclosure and Non-solicitation Agreement - Robert L. Beeman (Previously filed as Exhibit 10.12 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).

10.13	Lease Agreement - Robert L. Beeman (Previously filed as Exhibit 10.13 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.14	Revolving Credit, Term Loan and Security Agreement dated February 14, 2008 (Previously filed as Exhibit 10.14 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.15	Term Note dated February 14, 2008 (Previously filed as Exhibit 10.15 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.16	Revolving Credit Note dated February 14, 2008 (Previously filed as Exhibit 10.16 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.17	Pledge Agreement dated February 14, 2008 (Previously filed as Exhibit 10.17 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.18	Collateral Assignment - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.18 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.19	Collateral Assignment - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.19 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.20	Placement Agent Agreement - Andrew Garrett, Inc. (Previously filed as Exhibit 10.20 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.21	Cash Collateral Agreement - Morris Gad dated February 14, 2008 (Previously filed as Exhibit 10.21 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
+10.22	Agreement dated January 20, 2009 - Larry W. Hargrave (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 26, 2009).
+10.23	Agreement dated January 20, 2009 - James W. Carroll (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 26, 2009).
+10.24	Employment Agreement dated April 1, 2008 - Chuck Daniels (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on April 7, 2008).
10.25	Consulting Agreement dated January 20, 2009 - Larry W. Hargrave (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 26, 2009).
10.26	[Harrington Employment Agreement]
+10.28	Form of Director Stock Option Agreement [To be filed by amendment].
21.01	List of Company's Subsidiaries (Previously filed as Exhibit 21.1 to Annual Report on Form 10-K filed by the Company with the SEC on May 5, 2008).
23.01	Consent of Malone & Bailey, PC (Filed herewith).
23.02	Consent of Amisano Hanson, Chartered Accountants (Filed herewith).
24.01	Power of Attorney (Included on signature page).
______________
+	Management contract, compensatory plan or arrangement

†	Filed with this report.

+	Indicates a management contract or compensatory plan or arrangement.
*	Previously filed as an exhibit to Current Report on Form 8-K filed on February 21, 2008