Form 10-Q
period 2009-05-20
BEST ENERGY SERVICES, INC.
filed 2009-05-20
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period   to

Commission File Number: 000-53260

Best Energy Services, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	02-0789714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10375 Richmond Avenue, Suite 2000, Houston TX 77042
(Address of Principal Executive Offices)  (Zip Code)
(713) 933-2600
(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,967,109 common shares as of April 30, 2009.

BEST ENERGY SERVICES, INC.

PART I
Item 1. Financial Statements

Best Energy Services, Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS	March 31, 2009	December 31, 2008
Current assets
Cash	$109,246	$249,330
Accounts receivable, net of allowance for doubtful accounts of $105,485 and $106,237, respectively	1,950,462	3,602,118
Prepaid and other current assets	158,083	123,053
Total current assets	2,217,791	3,974,501

Property and equipment, net	29,946,306	30,877,472
Deferred financing costs, net	194,454	-
Goodwill and other intangible assets	7,557,309	7,557,309

TOTAL ASSETS	$39,915,860	$42,409,282

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable and accrued liabilities	$221,129	$678,834
Bank overdraft	48,974	-
Current portion of accrued officer compensation	135,000	140,000
Preferred stock dividends payable	1,021,014	765,761
Current portion of loans payable	1,417,705	21,802,193
Total current liabilities	2,843,822	23,386,788

Accrued officer compensation, net of current portion	380,000	410,000
Loans payable, net of current portion	19,403,006	134,836
Deferred income taxes	8,569,508	8,708,454
TOTAL LIABILITIES	31,196,336	32,640,078

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, 2,250,000 shares authorized, 1,458,592 shares issued and outstanding, at redemption value of $10 per share	14,585,920	14,585,920
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 20,967,109 and 20,891,366 shares issued and outstanding, respectively	20,967	20,891
Additional paid-in capital	2,549,772	2,452,350
Retained deficit	(8,437,135)	(7,289,957)
Total stockholders’ equity	8,719,524	9,769,204
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,915,860	$42,409,282

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Operations
For the three months ended March 31, 2009 and April 30, 2008
(Unaudited)

	Three months ended
	March 31, 2009	April 30, 2008

Revenues
Well service revenue	$1,877,389	$3,873,798
Drilling service revenue	828,559	301,088
Geological services revenue	120,411	110,842
Total revenue	2,826,359	4,285,728

Costs and expenses:
Direct cost of revenue	1,735,940	1,973,668
Business unit operating expenses	540,200	1,278,657
Depreciation and amortization	934,017	719,521
General and administrative expense	679,306	1,881,667
Total operating costs and expenses	3,889,463	5,853,513

Loss from operations	(1,063,104)	(1,567,785)

Other income (expense):
Interest income	752	19,111
Interest expense	(223,773)	(2,857,487)

Loss before provision for income taxes	(1,286,125)	(4,406,161)
Income tax	-	-
Deferred income tax benefit	138,947	-
Net loss	(1,147,178)	(4,406,161)

Preferred stock dividend	(255,254)	-
Net loss attributable to common shareholders	$(1,402,432)	$(4,406,161)

Net loss per share – basic and diluted	$(0.07)	$(0.26)

Weighted average common shares outstanding – basic and diluted	20,942,971	16,956,702

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Cash Flow
For the three months ended March 31, 2009 and April 30, 2009
(Unaudited)

	Three months ended
	March 31, 2009	April 30, 2008
Cash flow from operating activities:
Net loss	$(1,147,178)	$(4,406,161)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax benefit	(138,947)
Depreciation and amortization	934,017	719,521
Stock-based compensation	352,751	159,106
Non-cash interest expense	220,999	2,677,114
Changes in operating assets and liabilities:
Accounts receivable	1,651,656	(989,132)
Prepaid expenses and other current assets	(35,030)	(150,000)
Accounts payable, accrued liabilities and other	(408,730)	1,333,591
Accrued officer compensation	(35,000)	(1,027,022)
Net cash provided by (used in) operating activities	1,394,538	(1,682,983)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(29,947,643)
Capital expenditures, net	(2,851)	(156,098)
Net cash used in investing activities	(2,851)	(30,103,741)

Cash flows from financing activities:
Proceeds from issuance of Term Loan	-	5,850,000
Repayments of Term Loan	(292,500)	(195,000)
Net borrowings (repayments) under Revolving Advances	(972,512)	15,330,122
Net repayments of other notes payable	(72,305)	(29,153)
Proceeds from issuance of Units in private placement	-	11,848,080
Payment of deferred financing costs	(194,454)	(921,066)
Net cash (used in) provided by financing activities	(1,531,771)	31,882,983

Net change in cash and cash equivalents	(140,084)	96,259
Cash and cash equivalents, beginning of period	249,330	5
Cash and cash equivalents, end of period	$109,246	$96,264

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,774	$179,250
Cash paid for income taxes	$-	$150,000
Noncash investing and financing activities:
Units issued in exchange for collateral agreements	$-	$2,500,000
Retirement of common shares	-	6,080
Stock options exercised	76	-
Accrued dividends on preferred stock	255,253	-

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Best Energy’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.  These consolidated financial statements include the accounts of Best Energy and its wholly-owned subsidiaries BWS and BBD.  All significant inter-company balances and transactions have been eliminated.

Change in year end

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

Prior to the acquisitions, our fiscal year end was January 31.  As a result of the acquisitions, on February 14, 2008, our board of directors elected to change our year end to December 31 effective in the fourth calendar quarter of 2008, to match the year end of the acquired companies.   Accordingly, we filed an annual report on Form 10-K for the year ended January 31, 2008 and subsequently filed quarterly reports in 2008 on Form 10-Q for the quarters ended April 30, July 31, and October 31.  In addition, we filed a Transition Report on Form 10-K for the eleven months ended December 31, 2008.  We have determined that revising our prior year interim financial statements to conform to the current year quarterly presentation would be unduly cumbersome and costly.  Consequently, this report includes statements of operations and cash flow for the three month periods ended March 31, 2009 and April 30, 2008.  We believe that these periods are generally comparable other than the seasonal effects of drilling operations.  Our operations in Utah are subject to Bureau of Land Management restrictions on land usage for drilling activity during the winter months. In addition, weather conditions in Kansas in the first four months of the year are generally unpredictable due to potentially heavy snow falls and tornadoes.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of March 31, 2009, we had no cash balances in excess of federally insured limits.

Credit Risk

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of March 31, 2009, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Segmental Reporting

SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. In January 2009, the Company combined division Mud Logging and Rig Housing as Geological Service Division. The Company continues to have business operations in the drilling and well services segments. Accordingly, the Company operates in three business segments.

Recently Issued Accounting Standards and Developments.

In June 2008, EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted EITF 07-5 on January 1, 2009 and analyzed all of the outstanding warrants and none contained down-round reset exercise price provisions which would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows.

FASB Staff Position FSP No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”), issued in February 2009, amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Best will integrate the provisions of this FSP as appropriate to future business combinations.

We do not believe that the adoption of recent accounting pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

Note 3 – Loans payable

On April 15, 2009, we entered into an amendment to our existing credit agreement with PNC Bank N.A. (“Amended Credit Agreement”).  The Amended Credit Agreement provides for a term loan and a revolving credit portion.  Under the terms of the Amended Credit Agreement, the term loan portion increased from approximately $5.0 million to $19.2 million, as a result of a portion of the revolving portion of the debt being transferred to the term loan portion.  The maturity date of the term loan was changed to March 31, 2011.  The term loan requires monthly principal payments beginning May 1, 2009 and on the first day of each month thereafter as follows:

•	From May 1, 2009 to December 31, 2009 - $98,500;
•	From January 1, 2010 to December 31, 2010 - $125,000; and
•	$150,000 thereafter until March 31, 2011.

The term loan bears interest at a rate equal to an alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate) plus 2.5% or the greater of the Eurodollar Rate or 2% plus 3.75%, as those terms are defined in the Amended Credit Agreement.  The term loan also requires an annual 25% recapture of Excess Cash Flow applied to the principal balance. Excess Cash Flow is defined as EBIDTA less cash tax payments, non-financed capital expenditures and payments of principal on the term loan and interest on indebtedness for borrowed money.

The revolving credit portion of the debt, $953,378 on April 15, 2009, may be borrowed and re-borrowed until maturity on March 31, 2011 and bears interest at the same rate as the term loan.  The amount available is the lesser of $4.0 million and an amount equal to 85% of eligible receivables plus 100% of the balance in the cash collateral account plus the undrawn amount of letters of credit minus such reserves as PNC deems appropriate.  At March 31, 2009, there was approximately $300,000 available under the Credit Agreement before the amendment.

Borrowings under the Amended Credit Agreement are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets acquired from BB Drilling, DSS, and ARH.  Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A.

Under our Amended Credit Agreement, we are subject to customary covenants, including certain financial covenants and reporting requirements. Beginning on March 31, 2010, we are required to maintain a fixed charge coverage ratio, (defined as the ratio of EBITDA minus capital expenditures (except capital expenditures financed by lenders other than under the Amended Credit Agreement) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Preferred Stock), to all senior debt payments as follows:

Fiscal Quarter Ending:	Fixed Coverage Ratio:
March 31, 2010	1.05 to 1.0
June 30, 2010	1.10 to 1.0
September 30, 2010	1.15 to 1.0
December 31, 2010	1.20 to 1.0
March 31, 2011	1.25 to 1.0

We also are required to maintain a minimum EBITDA as follows:

Fiscal Quarter Ending:	Minimum EBITDA:
Three months ended March 31, 2009	$ 216,000
Six months ended June 30, 2009	902,000
Nine months ended September 30, 2009	1,744,000
Twelve months ended December 31, 2009	2,385,000

Under the terms of our Amended Credit Agreement, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock.

Our amended credit agreement has set forth minimum rig utilization requirements for the three-month period then ending for Best Well Service of not less than the percentage set forth in the table below:

Fiscal Quarter Ending	Minimum Rig Utilization
March 31, 2009	25%
June 30, 2009	30%
September 30,2009	34%
December 31, 2009	34%
March 31, 2010	48%
June 30, 2010	54%
September 30, 2010	58%
December 31, 2010	58%
March 31, 2011	58%

Our Rig Utilization rate was 37% for quarter ended March 31, 2009.

In addition to the foregoing and other customary covenants, our Amended Credit Agreement contains a number of covenants that, among other things, will restrict our ability to:

•	incur or guarantee additional indebtedness;

•	transfer or sell assets;

•	create liens on assets;

•	engage in transactions with affiliates other than on an “arm’s-length” basis; and

•	make any change in the principal nature of our business.

Our Amended Credit Agreement also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

The amounts owed under the credit facility had been classified as current in the December 31, 2008 balance sheet.  As a result of the loan modification subsequent to the end of the period, these amounts have been reclassified to long term debt based on management’s intent and ability to refinance these amounts into long-term debt.

In connection with refinancing the credit facility, we incurred costs associated with the transaction of $194,454.  These costs have been capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement using the interest method.

Future minimum payments under notes payable (as amended subsequent to the end of the period) are as follows:

For the twelve months ending March 31,	Amount
2009	$ 1,417,705
2010	19,379,429
2011	23,577

Note 4 - Stock Options

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are issued at an exercise price equal to or greater than the fair market value of the stock at the date of grant.  The stock options vest over a period from zero to one year, and expire five years from the date of grant.  Upon exercise of stock options, new shares of common stock are issued.  Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of expected forfeitures.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for options granted during the three months ended March 31, 2009.  The expected life of the options represents the period of time the options are expected to be outstanding.  The expected term of options granted was derived based on a weighting between the average midpoint between vesting and the contractual term.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact that we do not anticipate paying any dividends on common stock in the near term.

Expected life (years)	2.50	years
Risk-free interest rate	1.35%
Volatility	120.00%
Dividend yield	0.00%

A summary of our stock option activity and related information is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at December 31, 2008	2,845,000	$0.30
Granted	400,000	0.25
Exercised	(150,000)	0.50
Forfeited	-	-
Options outstanding at March 31, 2009	3,095,000	$0.29

Options vested and exercisable at December 31, 2008	3,095,000	$0.29

During the three months ended March 31, 2009, 400,000 options were granted with a weighted average grant date fair value of $0.86.  During the three months ended March 31, 2009, 150,000 options were exercised in a cashless exercise which resulted in 75,743 shares being issued.  No options were forfeited or expired.  As of March 31, 2009, there was no unrecognized compensation cost related to non-vested stock options.  We recognized $352,751 of stock-based compensation expense related to stock options during the three months ended March 31, 2009.  As of March 31, 2009, the weighted-average remaining life of the outstanding stock options is 4.45 years.

The aggregate intrinsic value of stock options outstanding at December 31, 2008 was nil.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of March 31, 2009 exceeds the exercise price of the option.

Note 5 - Stockholders’ Equity

Dividends

As of March 31, 2009, there was $1,021,014 of accrued and unpaid dividends on the Series A Preferred Stock.

We have not paid or declared any dividends on our common stock and currently intend to retain earnings to redeem the Series A Preferred Stock (to the extent permissible under the Amended Credit Agreement) and to fund our working capital needs and growth opportunities. Any future dividends on common stock will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions Nevada and other applicable laws and our credit facilities then impose. Our debt arrangements include provisions that generally prohibit us from paying dividends, other than dividends in kind, on our preferred stock.

Common stock

During the three months ended March 31, 2009, 75,743 shares of common stock were issued as a result of a cashless exercise of options to purchase 150,000 shares of common stock.

Note 6 - Related Party Transactions

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

Note 7 – Segment information

Our operations have been organized and aligned within the following three reportable segments:

•	Well Services (Best Well Service, Inc.);
•	Drilling Services (Bob Beeman Drilling Company);
•	Geological Services

Our operations are both product and services based, and the reportable operating segments presented below include our well services operations, drilling services operations, mud logging and construction of portable rig housing for rig sites.

Our reportable segment information is as follows as of and for the three months ended March 31, 2009:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
Revenue	$1,877,389	$828,559	$120,411	$2,826,359
Gross profit (loss)	$549,928	$366,183	$(365,892)	$550,219

Our reportable segment information is as follows as of and for the three months ended April 30, 2008:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
Revenue	$3,873,798	$301,088	$110,842	$4,285,728

Gross profit	$1,412,064	$(345,153)	$(33,508)	$1,033,403

The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes for the three months ended March 31, 2009 and April 30, 2008:

	Three months ended
	March 31, 2009	April 30, 2008
Gross profit from reportable segments	$550,219	$1,033,403

Depreciation	(934,017)	(719,521)
General and administrative expenses	(679,306)	(1,881,667)
Loss from operations	(1,063,104)	(1,567,785)
Other expense, net	(223,021)	(2,838,376)

Net loss from continuing operations before income taxes	$(1,286,125)	$(4,406,161)

Assets by reportable segment as of March 31, 2009 and December 31, 2008 are as follows:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
March 31, 2009	$20,125,434	$8,982,737	$2,533,402	$31,641,573
April 30, 2008	23,261,196	9,021,296	354,201	32,636,693

The following table reconciles assets from reportable segments to our consolidated assets as of March 31, 2009 and April 30, 2008:

	March 31, 2009	April 30, 2008
Assets from reportable segments	$31,641,573	$32,636,693

Goodwill	7,557,309	7,557,309
Other corporate assets	716,978	2,215,280

Total consolidated assets	$39,915,860	$42,409,282

Note 8 –Subsequent event

Subsequent to March 31, 2009, we entered into the Amended Credit Agreement.  See Note 3 – Loans Payable for more information.

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

Company Overview

We are an energy production equipment and services company engaged in well service, drilling services and related complimentary activities.   We own a total of 25 workover rigs and 12 drilling rigs, and we conduct our well service and drilling services primarily in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas and geological mud-logging services to our existing business segments.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2009 and for the three months ended March 31, 2009 and April 30, 2008, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the transition period ended December 31, 2008.

During the three months ended March 31, 2009, we relocated our principal executive offices to 10375 Richmond Ave., Suite 2000, Houston, Texas 77042.

Business Plan

The implementation of our new business plan has begun with our three acquisitions that now offer us a footprint in:

•	The Well Service sector
•	The Drilling Services sector
•	The Housing Accomodations sector

As a result of these acquisitions, we operate in one industry segment, oilfield services,  which includes well service, drilling services, housing accommodations and geological mud-logging sectors.

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

In the Drilling Services Division, our acquisition of BBD, and the assets of its affiliates established us in three separate markets in the Rocky Mountain region:

•	Core hole drilling minerals;
•	Water well drilling five states; and
•	Oil and gas drilling capability.

We believe that the BBD acquisition helps establish our presence with these three customer bases, but we also have a large surplus of underutilized equipment which we believe can be selectively liquidated.

In the Housing Accommodations Division, our acquisition of certain assets of a housing accommodations company  established our presence in the fabrication and/or rental of crew quarters for the drilling sector. Our operations in this division are located near our corporate headquarters in Houston, Texas.

In the Mud-logging Division, we have hired an experienced manager, Cody Hembree, to oversee this new division. Mr. Hembree brought several off-the-shelf technologies and merged them as one to create a versatile and robust mud-logging system with capabilities beyond the industry standard.  The Mud-logging division will also work closely with housing accommodations to refurbish some of the existing well site trailers as mud-logging laboratories on site.

Significant Developments

New Management

In connection with our acquisition of all the issued and outstanding stock of BWS from its sole shareholder, Tony Bruce, we entered into a one year employment agreement with Mr. Bruce under which he agreed to serve as a Vice President of our Central Division.   Since then, Mr. Bruce has joined our board of directors and on October 13, 2008 agreed to serve as our President and Chief Operating Officer.  During the three months ended March 31, 2009, we entered into a new one-year employment agreement with Mr. Bruce.

 On October 20, 2008, Mark Harrington was named our interim Chief Executive Officer. Mr. Harrington will continue as our interim Chief Executive Officer.  On December 19, 2008, Mr. Harrington was appointed as our permanent Chief Executive Officer.

Credit Facility

On April 15, 2009, we entered into an amendment to our existing credit agreement with PNC Bank N.A. (“Amended Credit Agreement”).  The Amended Credit Agreement provides for a term loan and a revolving credit portion.  Under the terms of the Amended Credit Agreement, the term loan portion increased from approximately $5.0 million to $19.2 million, as a result of a portion of the revolving portion of the debt being transferred to the term loan portion.  The maturity date of the term loan was changed to March 31, 2011.  The term loan requires monthly principal payments beginning May 1, 2009 and on the first day of each month thereafter as follows:

•	From May 1, 2009 to December 31, 2009 - $98,500;
•	From January 1, 2010 to December 31, 2010 - $125,000; and
•	$150,000 thereafter until March 31, 2011.

The term loan bears interest at a rate equal to an alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate) plus 2.5% or the greater of the Eurodollar Rate or 2% plus 3.75%, as those terms are defined in the Amended Credit Agreement.  The term loan also requires an annual 25% recapture of Excess Cash Flow applied to the principal balance. Excess Cash Flow is defined as EBIDTA less cash tax payments, non-financed capital expenditures and payments of principal on the term loan and interest on indebtedness for borrowed money.

The revolving credit portion of the debt, $928,000 on April 15, 2009, may be borrowed and re-borrowed until maturity on March 31, 2011 and bears interest at the same rate as the term loan.  The amount available is the lesser of $4.0 million and an amount equal to 85% of eligible receivables plus 100% of the balance in the cash collateral account plus the undrawn amount of letters of credit minus such reserves as PNC deems appropriate.

Borrowings under the Credit Agreement are secured by all of our assets and equipment and by all of the assets and equipment of BWS and BBD, and the assets acquired from BB Drilling, DSS, and ARH.  Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A.

Under our Amended Credit Agreement, we are subject to customary covenants, including certain financial covenants and reporting requirements. Beginning on March 31, 2010, we are required to maintain a fixed charge coverage ratio, (defined as the ratio of EBITDA minus capital expenditures (except capital expenditures financed by lenders other than under the Amended Credit Agreement) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Preferred Stock), to all senior debt payments as follows:

Fiscal Quarter Ending:	Fixed Coverage Ratio:
March 31, 2010	1.05 to 1.0
June 30, 2010	1.10 to 1.0
September 30, 2010	1.15 to 1.0
December 31, 2010	1.20 to 1.0
March 31, 2011	1.25 to 1.0

We also are required to maintain a minimum EBITDA as follows:

Fiscal Quarter Ending:	Minimum EBITDA:
Three months ended March 31, 2009	$ 216,000
Six months ended June 30, 2009	902,000
Nine months ended September 30, 2009	1,744,000
Twelve months ended December 31, 2009	2,385,000

Under the terms of our Amended Credit Agreement, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock.

Our amended credit agreement has set forth minimum rig utilization requirements for the three-month period then ending for Best Well Service of not less than the percentage set forth in the table below:

Fiscal Quarter Ending	Minimum Rig Utilization
March 31, 2009	25%
June 30, 2009	30%
September 30,2009	34%
December 31, 2009	34%
March 31, 2010	48%
June 30, 2010	54%
September 30, 2010	58%
December 31, 2010	58%
March 31, 2011	58%

Our Rig Utilization rate was 37% for quarter ended March 31, 2009.

In addition to the foregoing and other customary covenants, our Amended Credit Agreement contains a number of covenants that, among other things, will restrict our ability to:

•	incur or guarantee additional indebtedness;

•	transfer or sell assets;

•	create liens on assets;

•	engage in transactions with affiliates other than on an “arm’s-length” basis; and

•	make any change in the principal nature of our business.

Our Amended Credit Agreement also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

The amounts owed under the credit facility had been classified as current in the December 31, 2008 balance sheet.  As a result of the loan modification subsequent to the end of the period, these amounts have been reclassified to long term debt based on management’s intent and ability to refinance these amounts into long-term debt.

In connection with refinancing the credit facility, we incurred costs associated with the transaction of $194,454.  These costs have been capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement using the interest method.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of March 31, 2009, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

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

Results of Operations

Three months Ended March 31, 2009 compared with the Three Months Ended April 30, 2008

Revenues were $2.8 million for the three months ended March 31, 2009 compared with revenue of $4.3 million for the three months ended April 30, 2008. The decrease of $1.5 million was primarily the result of decreased revenue of $2.0 million from the well service segment offset by a slight increase of $0.5 million from the drilling segment.  Rig utilization rates have decreased from the prior year due to bad weather conditions in Kansas in the late winter in 2009 and a downturn in drilling activity caused by low oil and gas prices.

Operating Expenses were $3.9 million for the three months ended March 31, 2009 compared with $5.9 million for the three months ended April 30, 2008 resulting in a decrease of $2.0 million.  This decrease was primarily a result of decreases in business unit operating expenses of $0.7 million and general and administrative expenses of $1.2 million.  Since the acquisitions in February 2008, we have worked to decrease operating costs by capitalizing on the synergies of the combined businesses and streamlining operations.

Net loss from operations was $1.1 million for the three months ended March 31, 2009 compared with a net loss of $1.6 for the three months ended April 30, 2008 resulting in a decreased loss of $0.5 million.  Decreased operating costs, only partially offset by decreased revenue, contributed to the improvement in net loss from operations.

General and administrative expenses for the three month period ended March 31, 2009 were $0.7 million compared with expense of $2 Million for the three month period ended April 30, 2008. In the first quarter of 2008, there were large acquisition costs booked, which were non-recurring charges and hence not included in the 1st quarter of 2009.  Also, management has made a concerted effort in 2009 to reduce corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses.

Interest expense decreased by $2.6 million for the three month period ended March 31, 2009, compared with the three month period ended April 30, 2008.  This decrease is primarily due to the utilization of the PNC Bank credit facility and the amortization of deferred financing costs during the three months ended April 30, 2008.

Net Loss was $1.1 million or $0.07 per common share after accrued preferred dividends for the three months ended March 31, 2009 compared with a net loss of $4.4 million $0.26 per share for the three months ended April 30, 2008 resulting in an decreased loss of $3.3 million.  The improvement in the net loss was primarily caused by the amortization of deferred financing costs in 2008 of $2.5 million and the decrease in operating costs of $2.0 million.

Liquidity and Capital Resources

Historical Cash Flows

        The following table summarizes our cash flows for the three months ended March 31, 2009 and April 30, 2008:

	Three months ended
	March 31, 2009	April 30, 2008
Net cash provided by (used in) operating activities	$1,394,538	$(1,682,983)
Net cash used in investing activities:
Capital expenditures, net	(2,851)	(156,098)
Acquisitions , net of cash acquired	-	(29,947,643)
Cash provided by (used in) financing activities:
Proceeds from issuance of term loan	-	5,850,000
Repayments of term loan	(292,500)	(195,000)
Net borrowings (repayments) under revolving loan	(972,512)	15,330,122
Net repayments of other notes payable	(72,305)	(29,153)
Proceeds from issuance of Units in private placement	-	11,848,080
Payment of deferred financing costs	(194,454)	(921,066)

Net increase (decrease) in cash and cash equivalents	$(140,084)	$96,259

Operating activities during the three months ended March 31, 2009 provided us $1.1 million of cash compared to using $1.7 million in the three months ended April 30, 2008.  Contributing to the improved cash flow from operations was a decrease in accounts receivable of $1.7 million for the three months ended March 31, 2009 compared with an increase in accounts receivable of $1.0 million for the three months ended April 30, 2008.

Investing activities used $0.0 million for the three months ended March 31, 2009 compared to $30.1 million for the three months ended April 30, 2008.  Expenditures for the three months ended April 30, 2008 were primarily for the acquisitions of businesses described above.

Financing activities used cash of $1.3 million for the three months ended March 31, 2009 compared to providing cash of $31.9 million for the three months ended April 30, 2008.  Uses of cash during the three months ended March 31, 2009 were primarily related to the repayment of debt and expenditures incurred for deferred financing costs in connection with the amendment of the credit facility.  Sources of cash during the three months ended April 30, 2008 included cash received for the term and revolving portions of the credit facility and proceeds received from the private placement of Units.

Working capital deficit

At March 31, 2009, our current liabilities of $2.8 million exceeded our current assets of $2.2 million resulting in a working capital deficit of $0.6 million.  This compares to a working capital deficit of $19.4 million.  The improvement in the working capital deficit is primarily the result of decrease in current liabilities due to the reclassification of the majority of our loans payable to noncurrent as a result of the Amended Credit Facility.  Current liabilities at March 31, 2009, include primarily preferred stock dividends payable of $1.0 million, current portion of loans payable of $1.4 million, accounts payable of $0.2 million and the current portion of accrued officer compensation of $0.1 million.  Preferred stock dividends are not expected to be paid in cash.  They will be paid in-kind through the issuance of additional shares of preferred stock.

Sources of Liquidity

Our sources of liquidity include our current cash and cash equivalents, availability under the revolving portion of our Amended Credit Agreement, and internally generated cash flows from operations.  We continue to explore other sources of financing that are available to us including possible sales of stock or issuance of subordinated debt.

Our availability under the Amended Credit Agreement as of March 31, 2009 was approximately $0.3 million and as of April 15, 2009 was approximately $0.2million.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	12 Months
Notes Payable	$20,820,711	$1,417,705
Operating Leases	378,300	249,300
Employment/Consultant Contracts	648,000	648,000
Total	$21,847,011	$2,315,005

Subject to the limitations set forth in the Amended Credit Agreement, our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year.  For the three months ended March 31, 2009, we did not have positive net income after tax and did not redeem any outstanding shares of Series A Preferred Stock.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in segregation of duties in the field and home offices. As recently acquired operations are assimilated, we intend to address these weaknesses by centrally locating payables, check writing, and implementing controls regarding segregation of duties related to cash management.  We plan to have these controls in place by year end.  In the interim, management has been reviewing all disbursements and cash account activity.

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

 (b) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2009.

PART II

Item 1. Legal Proceedings

We are from time to time subject to litigation arising in the normal course of business. As of the date of this quarterly report on Form 10-Q, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

In 2008, Acer Capital Group sued Best Energy, American Rig Housing, and Larry Hargrave for breach of contract and fraud.  The contract claims arise from an agreement entered into between American Rig Housing and Acer Capital (the "Acer Agreement") concerning a going public transaction and certain alleged agreements concerning bridge financing for the going public transaction between American Rig Housing and Pipeline Capital (the "Pipeline Agreements), which subsequently assigned those alleged contracts to Acer Capital.  Under the Acer Agreement, Acer was to assist with taking American Rig Housing public in return for certain equity considerations in the new company.  The agreement also purports to contemplate a fee (the "Break-up Fee") to be paid to Acer in the event the going public transaction was not consummated.  Acer claims it is owed this fee.  The defendants in the case dispute that Acer performed its obligations under the agreement and that the Break-up Fee is owed.

Under the so-called Pipeline Agreements, Pipeline was to provide $500,000 in bridge financing to American Rig Housing in return for, among other things, ten percent of the equity of the new company.  Acer claims that the amount of bridge financing was subsequently changed to $150,000 (a proposition that the defendants dispute), that Acer provided this amount of financing, and that the defendants did not give it the required equity interest in the new company.  The defendants claim that neither Pipeline nor Acer performed their obligations under the putative Pipeline Agreements.

Acer also alleges fraud against each of the defendants, including Best Energy, claiming that the defendants made representations to it and Pipeline that were knowingly false in order to induce them to enter into the Acer Agreement and Pipeline Agreements.  The defendants dispute that they made any false representations.

Acer recently amended its petition to add Andrew Garrett and Mark Harrington as defendants and to assert new claims for tortuous interference with contract and prospective business relations and conspiracy.  We believe that we have meritorious defenses in each of these claims including the defense that we were not a party to either the Acer Agreement or the Pipeline Agreements.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, 75,743 shares of common stock were issued as a result of a cashless exercise of options to purchase 150,000 shares of common stock.

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

Date: May 20, 2009	BEST ENERGY SERVICES, INC.

/s/ Mark Harrington
Mark Harrington
Chief Executive Officer and Principal Accounting Officer