Form 10-K/A
BEST ENERGY SERVICES, INC.
filed 2009-06-10
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Our financial statements for the year ended December 31, 2008 and related disclosures in this Amendment No. 1 to the Annual Report on Form 10-K/A have been restated in accordance with the changes described below.

In June 2009, we concluded that it was necessary to amend this Annual Report in order to restate our financial statements as of and for the year ended December 31, 2008 to reflect the following items:

•
We reclassified a portion of our Credit Facility to noncurrent liabilities as a result of Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement entered into on April 15, 2009.  The debt had been previously classified as a current liability based on our default on certain provisions of the Credit Agreement.

•	We noted that we had not included a reconciliation of assets by segment in the disclosures. This disclosure was added to the financial statements.

We added a description of legal proceedings which had not previously been included in our disclosures under Item 3.

The financial statements and other financial information included in this Amendment No. 1 to the December 31, 2008 Form 10-K have been restated accordingly.  Our shareholders should no longer rely on our previously filed financial statements for the year ended December 31, 2008.  These matters have been discussed by our authorized officers and with our independent registered public accounting firm.

This Amendment No. 1 reproduces only those sections of the original Form 10-K that have been changed as a result of the restatement.  This Amendment No. 1 is stated as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

PART I

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

Subsequent to December 31, 2008, we relocated our principal executive offices to 10375   Richmond Ave., Suite 2000, Houston, Texas 77042.

Oil and Gas Industry Volatility in 2008

As 2008 progressed, our early optimism of continuing growth in oil and natural gas exploration and production activity was dampened by growing evidence of weakening economic conditions that we believe began to significantly weigh upon the energy markets in early October. We believe that while such weakening did not prevent oil prices from ramping up steeply to $147-per-barrel in July, the velocity of the subsequent reversal to under $40-per-barrel by the end of the year was supported by economic reports and forecasts that confirmed the majority of the OECD (Organization for Economic Co-operation and Development) countries to be in recession by the end of the third quarter .

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

Strategy

Strategic Initiatives

 In 2008, our Board of Directors adopted initiatives to maintain financial stability through what the Board of Directors judged would be a severe down-turn in oil and gas prices in the fourth quarter of 2008 and consequently oilfield service activity during 2009. In connection with these initiatives, the Board of Directors appointed new officers. Mark Harrington, a Director at the time, was appointed as Chairman and subsequently Chief Executive Officer and Chief Financial Officer, replacing former Chairman and CEO Larry Hargrave, who remains as a Director, and former CFO Jim Carroll; Tony Bruce, the founder of Best Well Service, our largest business unit, was appointed President and subsequently Chief Operating Officer.  Such initiatives also included:

o	Back-to-basics” - Focusing on cash generation in existing lines of business and at least for the near term, abandoning the pursuit of acquisitions;
o	Significant reductions in G&A – Identifying immediate reductions of general and administrative expenses;
o	A format for vital communication - Establishing weekly all-hands operations milestones meetings, corporate staff milestone meetings and business unit specific team forums. None previously existed.
o
A focus on cash returns on capital expenditures - Tightly disciplined job costing and cash on cash payout of funded capital expenditures.  Indiscriminate spending on activities that could not be shown to be profitable in the forthcoming environment was halted within the first two weeks of management change.

o	A program of delivering by identifying non-essential fixed assets for disposition and reduction of debt.
o
Bottom-up budgeting - The budgeting process was set in a dramatically different format from prior management exercise. The new budget process was launched within one week of the management change. The current budget was prepared with a guiding direction of oil prices in the $20-60 per barrel range and natural gas at $2-6 per Mcf. Business unit heads were asked to prepare their budgets based on three key elements:

▪	An industry environment in which smaller independents would be severely crippled with de minimis budgets, larger independents reduce budgets by 50%, and majors reduce budgets by at least 25%.
▪
Provide budgets based on knowledge of cyclical downturns previously experienced. Additionally, recalibrated business unit accounting for 2008 was presented that delivered a clear look at financial metrics that were absent muddled numbers from activities not directly associated with the specific business units.

▪
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

Business Strategy

In order to execute on our business plan, we are rapidly executing on a strategy that we believe will quickly move us forward. This strategy is summarized briefly below:

Marketing and Branding Strategy . Each of our initial acquisitions had several common marketing attributes: strong reputations and customer base in their local markets; no active marketing efforts and no web presence. Over the next year we intend to embark on a branding strategy for each or our divisions that builds on the excellent reputations of each business unit in its local area, while identifying those units under the Best Energy Services family of companies. A key element of the implementation of this strategy will be a strong web presence, which was launched in March 2009.

Integration Strategy ..  Upon completion of our initial acquisitions, we began to integrate our accounting systems under our corporate control. Subsequent to the October Board initiatives, we reinstituted working towards establishing a common management information systems platform under which we will enhance our contact with each division’s customer relations, personnel, employee safety and workflow.

Employee Retention Strategy ..  We are exceptionally proud of our group of employees. Their hard work is apparent in the historical growth of each of the acquired companies. At our largest area of operations, Best Well Services, we enjoy a history of employee retention that is below 5%, which we believe is among the best in the industry.  We are actively developing additional retention strategies, some of which focus on stock ownership by all employees. An integral part of employee retention is a strong safety record, which all the acquired companies have. Our safety protocols for all employees will be of the highest standard in the industry. The precipitous decline in industry activity in the first quarter of 2009 has resulted in lay-offs of many of our workers. We remain in regular contact with those individuals and believe in a subsequent industry up-swing we will be able to recruit those individuals back to our company.

Growth Strategies ..  We believe that our growth in the coming years will likely come from a combination of two distinct models.

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

Our operations have been organized and aligned within the following four business divisions:

•	Well Services (Best Well Service, Inc.):
•	Drilling Services (Bob Beeman Drilling Company);
•	Housing Accommodations ; and
•	Geological Services (Mud Logging services).

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

Drilling Services Division

Best Energy’s acquisition of Bob Beeman Drilling Company, or Beeman, and its affiliates helped to establish us in three separate markets, which are currently concentrated in the Rocky Mountain region:

•	Oil and gas drilling in conventional and unconventional target areas;
•	Water well drilling; and
•	Mining and mineral drilling, including potash, precious metals and uranium.

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
  oil and gas production by non-OPEC countries;
  political and economic uncertainty and socio-political unrest;
  the level of oil exploration and production activity;
  the cost of exploring for, producing and delivering oil and gas;
  technological advances affecting energy consumption;
  weather conditions.
  long lead times associated with acquiring equipment and shortages of qualified personnel;
  the discovery rates of new oil and natural gas reserves;
  available pipeline, storage and other transportation capacity;
  domestic and worldwide economic conditions;
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
  the type and condition of each of the competing drilling rigs;
  the mobility and efficiency of the rigs;
  the quality of service and experience of the rig crews;
  the safety records of the rigs;
  the offering of ancillary services; and
  the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.
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

    Our operations are subject to the many hazards inherent in the contract land drilling business, including the risks of:
  blowouts;
  fires and explosions;
  loss of well control;
  collapse of the borehole;
  lost or stuck drill strings; and
  damage or loss from natural disasters
            Any of these hazards can result in substantial liabilities or losses to us from, among other things:
  suspension of drilling operations;
  damage to, or destruction of, our property and equipment and that of others;
  personal injury and loss of life;
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

Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

•	environmental quality;
•	pollution control;
•	remediation of contamination;
•	preservation of natural resources; and
•	worker safety.

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

The market price of our common stock is likely to be influenced by the Series A Preferred Stock. For example, the market price of our common stock could become more volatile and could be depressed by:

•	investors' anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the Series A Preferred Stock;
•	possible sales of our common stock by investors who view the Series A Preferred Stock as a more attractive means of equity participation in us than owning shares of our common stock;
•	hedging or arbitrage trading activity that may develop involving the Series A Preferred Stock and our common stock; and
•	our failure to pay dividends on our currently outstanding Series A Preferred Stock, which would prevent us from paying dividends to holders of our common stock.

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

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our liabilities have been paid. In addition, the Series A Preferred Stock will effectively rank junior to all existing and future liabilities of our subsidiaries. The rights of holders of the Series A Preferred Stock to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of that subsidiary's creditors. As of December 31, 2008 , we had outstanding bank debt of $21.6 million under our credit facility. In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our liabilities and our subsidiaries' liabilities, to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

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

ITEM 3. LEGAL PROCEEDINGS

We are from time to time subject to litigation arising in the normal course of business. As of the date of this annual report on Form 10-K, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 6. SELECTED FINA NCIAL DATA

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

	Eleven months ended December 31, 2008	Year ended January 31, 2008
Statement of Operations Data:
Revenues	$21,790,830	$—
Operating costs and expenses	$25,018,891	$81,371
Loss from operations	$(3,228,061)	$(81,371)
Other income (expense), net	$(4,541,486)	$-
Net loss	$(7,621,243)	$(97,826)

Basic and diluted net loss per share:	$(0.43)	$(0.00)

	December 31, 2008	January 31, 2008
Balance Sheet Data:
Cash and equivalents	$249,330	$5
Current assets	$3,974,501	$5
Property and equipment, net	$30,877,472	$-
Total assets	$42,409,282	$5
Current liabilities	$2,956,308	$10,163
Long-term debt	$20,565,316	$-
Total liabilities	$32,640,078	$10,163
Stockholder’s equity	$9,769,204	$(10,158)

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

Our operations have been organized and aligned within the following four business divisions:

•	Well Services (Best Well Service, Inc.):
•	Drilling Services (Bob Beeman Drilling Company);
•	Housing Accommodations (American Rig Housing); and
•	Geologic Services (Mud Logging services).

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

Drilling Services Division

Best Energy’s acquisition of Bob Beeman Drilling Company, or Beeman, and its affiliates helped to establish us in three separate markets, which are currently concentrated in the Rocky Mountain region:

•	Oil and gas drilling in conventional and unconventional target areas;
•	Water well drilling; and
•	Mining and mineral drilling, including potash, precious metals and uranium.

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

Market Conditions in Our Industry

As 2008 progressed, our early optimism of continuing growth in oil and natural gas exploration and production activity was dampened by growing evidence of weakening economic conditions that we believe began to significantly weigh upon the energy markets in early October. We believe that while such weakening did not prevent oil prices from ramping up steeply to $147-per-barrel in July, the velocity of the subsequent reversal to under $40-per-barrel by the end of the year was supported by economic reports and forecasts that confirmed the majority of the OECD (Organization for Economic Co-operation and Development) countries to be in recession by the end of the third quarter .

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

	Eleven Months	Year
	Ended	Ended
	December 31,	January 31,
Cash flows provided by or used in:	2008	2008
Financing activities:
Proceeds from the issuance of Units in private placement	$11,848,080	-
Cash paid for financing cost related to private placement	(921,066)	-
Proceeds from issuance of term and revolving loans	22,583,481	-
Repayments of term loan	(975,000)	-
Repayments of indebtedness other than Credit Facility	(13,449)	-
Net cash provided	32,522,046	-

Investing activities
Acquisitions, net of cash acquired	(31,269,578)	-
Cash paid for capital expenditures	(880,955)	-
Proceeds from disposal of property and equipment	17,412	-
Net cash used	(32,133,121)	-

Operating activities, net use	(139,600)	(108,049)

Net increase (decrease) in cash during the period	249,325	(108,049)

Cash at the start of the period	5	108,054
Cash at the end of the period	$249,330	$5

Unused borrowing availability under the Credit Facility	$520,424

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

As of December 31, 2008, our fixed charge coverage ratio was 1.3 to 1.0 and our leverage ratio was 5.7 to 1.0.  We were in technical default of our loan covenants as of December 31, 2008; however, as described below, we entered into an Amended Credit Agreement with PNC which waived the events of default.  As a result of our intent and ability to refinance this debt subsequent to year end, we have not classified the debt as current as of December 31, 2008.  As a result of technical defaults on the Credit Agreement, we wrote off unamortized deferred financing costs in the amount of $789,564 during the third quarter of 2008.

On April 15, 2009, we entered into Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement with PNC Bank N.A. (“Amended Credit Agreement”).  The Amended Credit Agreement provides for a term loan and a revolving credit portion.  Under the terms of the Amended Credit Agreement, the term loan portion increased from approximately $5.0 million to $19.2 million, as a result of a portion of the revolving portion of the debt being transferred to the term loan portion.  The maturity date of the term loan was changed to March 31, 2011.  The term loan requires monthly principal payments beginning May 1, 2009 and on the first day of each month thereafter as follows:
  From May 1, 2009 to December 31, 2009 - $98,500;
  From January 1, 2010 to December 31, 2010 - $125,000; and
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
 Borrowings under the Amended Credit Agreement are secured by all of our assets and equipment and by all of the assets and equipment of the Company and all subsidiaries.  Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A.

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

In addition to the foregoing and other customary covenants, our Amended Credit Agreement contains a number of covenants that, among other things, will restrict our ability to:
  incur or guarantee additional indebtedness;
  transfer or sell assets;
  create liens on assets;
  engage in transactions with affiliates other than on an “arm’s-length” basis; and
  make any change in the principal nature of our business.

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

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109 “ Accounting for Income Taxes. ”  Under the asset and liability method of FAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements’ carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured.  We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123 (R), Share—Based Payment , which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

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

Contractual Obligations

Tabular Disclosure of Contractual Obligations:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years		More than 3-5 years
Notes Payable	$21,937,029	$1,371,713	$20,565,316	$-	$-
Operating Leases	274,000	141,000	133,000	-	-
Employment and Consultant Contracts	525,000	450,000	75,000	-	-
Total	$22,736,029	$1,962,713	$20,773,316	$-	$-

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

-BEYS 1-

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

As discussed in Note 14 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2008 have been restated.
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 15, 2009 except for Note 1, Note 5 , Note 10 and Note 14 which are as of June 10, 2009

-BEYS 2-

Best Energy Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	January 31,
	2008	2008
ASSETS	(Restated)
Current assets
Cash	$249,330	$5
Accounts receivable, net of allowance for doubtful accounts of $106,237	3,602,118	-
Prepaid and other current assets	123,053	-
Total current assets	3,974,501	5

Property and equipment, net	30,877,472	-
Goodwill and other intangible assets	7,557,309	-

TOTAL ASSETS	$42,409,282	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$678,834	$10,141
Current portion of accrued officer compensation	140,000	-
Related party payable	-	22
Preferred stock dividends payable	765,761	-
Current portion of loans payable	1,371,713	-
Total current liabilities	2,956,308	10,163
Accrued officer compensation, net of current portion	410,000	-
Loans payable, net of current portion	20,565,316	-
Deferred income taxes	8,708,454	-
TOTAL LIABILITIES	32,640,078	10,163

STOCKHOLDERS’ EQUITY (DEFCIT)
Series A Preferred Stock, 2,250,000 shares authorized, 1,458,592 and – shares issued and outstanding, at redemption value of $10 per share	14,585,920	-
Common stock, $0.001 par value per shares; 90,000,000 shares authorized; 20,891,366 and 9,685,000 shares issued and outstanding, respectively	20,891	9,685
Additional paid in capital	2,452,350	98,109
Accumulated deficit	(7,289,957)	(117,952)

Total stockholders’ equity (deficit)	9,769,204	(10,158)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,409,282	$5

The accompanying notes are an integral part of these consolidated financial statements.

-BEYS 3-

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

-BEYS 4-

Best Energy Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the eleven months ended December 31, 2008 and for the year ended January 31, 2008

	Eleven months Ended December 31, 2008	Year Ended January 31, 2008

Cash flow from operating activities:
Net loss	$(7,172,005)	$(97,826)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,245,212	-
Stock-based compensation	1,247,548	-
Non-cash interest expense	3,421,066	-
Loss on sale of property and equipment	6,793	-
Deferred income taxes	(449,238)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,330,689)	-
Prepaid expenses	(123,053)	-
Accounts payable and accrued liabilities	464,766	(10,223)
Accrued officer compensation	550,000	-
Net cash used in operating activities	(139,600	(108,049)

Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	(31,269,578)	-
Capital expenditures, net	(880,955)	-
Proceeds from disposal of property and equipment	17,412	-
Net cash used in investing activities	(32,133,121	-

Cash flow from financing activities:
Proceeds from issuance of Term Loan	5,850,000	-
Repayments of Term Loan	(975,000)	-
Net borrowings under Revolving Advances	16,733,481	-
Net repayments of other notes payable	(13,449)	-
Proceeds from issuance of Units in private placement	11,848,080	-
Payment of deferred financing costs	(921,066)	-
Net cash provided by financing activities	32,522,046	-

Net increase (decrease) in cash during the period	249,325	(108,049)

Cash, beginning of the period	5	108,054

Cash, end of the period	$249,330	$5

Cash paid for:
Interest	$1,131,240	$-
Taxes	$-	$-

Noncash investing and financing transactions:
Issuance of Units in exchange for collateral agreement	$2,500,000	$-
Shares retired	6,080	-
Preferred dividends accrued	765,761	-
Preferred stock issued as dividend	126,520	-

The accompanying notes are an integral part of these consolidated financial statements.

-BEYS 5-

Best Energy Services, Inc. and Subsidiaries
Statement of Stockholders’ Equity
For the eleven months ended December 31, 2008 and for the year ended January 31, 2008

	Series A Convertible Redeemable Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2007	-	$-	9,685,000	$9,685	$98,109	$(20,126)	$87,668

Net loss	-	-	-	-	-	(97,826)	(97,826)

Balance, January 31, 2008	-	-	9,685,000	9,685	98,109	(117,952)	(10,158)

Shares retired	-	-	(6,080,000)	(6,080	6,080	-	-
Units issued for cash, net	1,220,940	12,209,400	8,478,750	8,478	(369,798)	-	11,848,080
Units issued for services, net	225,000	2,250,000	1,562,500	1,563	(51,563)	-	2,200,000
Shares issued for acquisitions:
BWS	-	-	46,744	47	99,953	-	100,000
ARH	-	-	6,200,000	6,200	2,265,300	-	2,271,500
DSS	-	-	23,372	23	49,977	-	50,000
Preferred stock dividends paid in kind	12,652	126,520	-	-	(126,520)	-	-
Accrued preferred dividends	-	-	-	-	(765,761)	-	(765,761)
Common stock issued for services	-	-	975,000	975	755,775	-	756,750
Share based compensation	-	-	-	-	490,798	-	490,798
Net loss	-	-	-	-	-	(7,172,005)	(7,172,005)

Balance, December 31, 2008	1,458,592	$14,585,920	20,891,366	$20,891	$2,452,350	$(7,289,957)	$9,769,204

The accompanying notes are an integral part of these consolidated financial statements.

-BEYS 6-

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

-BEYS 7-

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

-BEYS 8-

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

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to FAS No. 109, “ Accounting for Income Taxes. ”  Under the asset and liability method of FAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

-BEYS 9-

Stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123 (R), Share—Based Payment , which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

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

-BEYS 10-

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

-BEYS 11-

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

Note 5 – Loans payable

The following table summarizes loans payable as of December 31, 2008:

Amount
Revolving advances	$16,733,481
Term loan	4,875,000
Vehicle notes payable	328,548
Total loans payable	21,937,029
Current portion of loans payable	1,371,713
Loans payable, net of current portion	$20,565,316

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

-BEYS 12-

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

Under our Credit Facility, we are required to maintain a fixed charge coverage ratio (as defined in the Credit Facility) of not less than 1.10 to 1.00 and a leverage ratio (as defined in the Credit Facility) of 3.50 to 1.00.  Due primarily to non-recurring costs incurred in the assumption of operations immediately after closing our acquisitions in February 2008 and the reoccurrence of very low seasonal utilization of rigs by BBD, we were not in compliance with the leverage ratio as of our last report to PNC Bank.  We report our ratios to PNC Bank based on a calendar quarter.  As of December 31, 2008, our fixed charge coverage ratio was 1.29 to 1.00 and our leverage ratio was 6.60 to 1.00.  We were in technical default of our loan covenants as of December 31, 2008; however, as described below, we entered into an Amended Credit Agreement with PNC which waived the events of default.  As a result of our intent and ability to refinance this debt subsequent to year end, we have not classified the debt as current as of December 31, 2008,  As a result of technical defaults on the Credit Agreement, we wrote off unamortized deferred financing costs in the amount of $789,564 during the third quarter of 2008.

On April 15, 2009, we entered into Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement with PNC Bank N.A. (“Amended Credit Agreement”).  The Amended Credit Agreement provides for a term loan and a revolving credit portion.  Under the terms of the Amended Credit Agreement, the term loan portion increased from approximately $5.0 million to $19.2 million, as a result of a portion of the revolving portion of the debt being transferred to the term loan portion.  The maturity date of the term loan was changed to March 31, 2011.  The term loan requires monthly principal payments beginning May 1, 2009 and on the first day of each month thereafter as follows:

·	From May 1, 2009 to December 31, 2009 - $98,500;
·	From January 1, 2010 to December 31, 2010 - $125,000; and
·	$150,000 thereafter until March 31, 2011.

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

 Borrowings under the Amended Credit Agreement are secured by all of our assets and equipment and by all of the assets and equipment of the Company and all subsidiaries.  Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A.

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

Fiscal Quarter Ending:	Fixed Coverage Ratio:
March 31, 2010	1.05 to 1.0
June 30, 2010	1.10 to 1.0
September 30, 2010	1.15 to 1.0
December 31, 2010	1.20 to 1.0
March 31, 2011	1.25 to 1.0

-BEYS 13-

We also are required to maintain a minimum EBITDA as follows:

Fiscal Quarter Ending:	Minimum EBITDA:
Three months ended March 31, 2009	$216,000
Six months ended June 30, 2009	902,000
Nine months ended September 30, 2009	1,744,000
Twelve months ended December 31, 2009	2,385,000

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

In addition to the foregoing and other customary covenants, our Amended Credit Agreement contains a number of covenants that, among other things, will restrict our ability to:

·	incur or guarantee additional indebtedness;
·	transfer or sell assets;
·	create liens on assets;
·	engage in transactions with affiliates other than on an “arm’s-length” basis; and
·	make any change in the principal nature of our business.

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

Future minimum payments under existing notes payable are as follows:

For the twelve months ending December 31,	Amount
2009	$	$ 1,371,713
2010		1,596,791
2011		18,968,525

-BEYS 14-

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

-BEYS 15-

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

-BEYS 16-

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

The significant components of Best Energy’s deferred tax assets and liabilities as of December 31, 2008 and January 31, 2008 are as follows:

	2008
	December 31	January 31
Deferred tax assets (liabilities)
Net operating loss carryforward	$1,008,223	$34,509
Allowance for bad debts	37,183
Charitable contributions	2,874
Non-cash interest	1,143,544
Non-cash compensation	404,600
Fixed assets	(9,157,192)
Less: valuation allowance	(2,596,423)	(34,509)

Long-term deferred tax liability	$(9,157,192)	$-

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

-BEYS 17-

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

•
We will issue 600,000 shares of common stock and reduce the cash payment of deferred compensation by $300,000.  The shares were valued at $606,000 based on the closing price of the stock on the date of the agreement.  This stock has not yet been issued; however it is shown as issued and outstanding in these consolidated financial statements.

•	Beginning January 15, 2009 through April 15, 2009, we will pay Mr. Hargrave $15,000 per month. In February 2009, we ceased such payments.
•	Beginning May 15, 2009 and continuing for a period of 49 months, we will pay Mr. Hargrave $10,000 per month.

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

Note 10 – Segment information

Our operations have been organized and aligned within the following four business divisions:

•	Well Services (Best Well Service, Inc.):
•	Drilling Services (Bob Beeman Drilling Company);
•	Housing Accommodations ; and
•	Geological Services (Mud Logging services).

Our operations are both product and services based, and the reportable operating segments presented below include our well services operations, drilling services operations, mud logging and construction of portable rig housing for rig sites.

-BEYS 18-

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

The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes for the eleven months ended December 31, 2008:

Amount
Gross profit from reportable segments	$5,338,860

Depreciation	(3,245,212)
General and administrative expenses	(5,314,916)
Loss on sale of property and equipment	(6,793)
Loss from operations	(3,228,061)
Other expense, net	(4,541,486)

Net loss from continuing operations before income taxes	$(7,769,547)
Assets by reportable segment as of December 31, 2008 are as follows:

	Division
	Well Service	Drilling Services	Mud Logging	Portable Rig Housing	Segments Total
Assets	$23,261,196	$9,021,296	$129,001	$225,200	$32,636,693

The following table reconciles assets from reportable segments to our consolidated assets as of December 31, 2008:

December 31, 2008
Assets from reportable segments	$32,636,693

Goodwill	7,557,309
Other corporate assets	2,215,280

Total consolidated assets	$42,409,282

Note 11 – Commitments

Future minimum payments under existing operating leases are as follows:

For the twelve months ending December 31,	Amount
2009	$141,000
2010	114,000
2011	19,000

-BEYS 19-

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

Note 14 – Restatement of previously issued financial statements

The consolidated balance sheets as of December 31, 2008 and related disclosures in this Amendment No. 1 to the Annual Report on Form 10-K/A have been restated in accordance with the changes described below.

In June 2009, we concluded that it was necessary to amend this Annual Report in order to restate our financial statements as of December 31, 2008 to reflect the reclassification of a portion of our Credit Facility to noncurrent liabilities as a result of Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement entered into on April 15, 2009.  The debt had been previously classified as a current liability based on our default on certain provisions of the Credit Agreement.

Impact on Balance Sheet

The impact of the above restatement on the Company’s consolidated balance sheet as of December 31, 2008 is summarized below:

	December 31, 2008
	As initially reported	Adjustment		As restated

Total assets	$42,409,282	$-		$42,409,282

Current liabilities
Accounts payable and accrued liabilities	678,834	-		678,834
Current portion of accrued officer compensation	140,000	-		140,000
Preferred stock dividends payable	765,761	-		765,761
Current portion of loans payable	21,802,193	(20,430,480)	(a)	1,371,713
Total current liabilities	23,386,788			2,956,308

Accrued officer compensation	410,000	-		410,000
Loans payable, net of current portion	134,836	20,430,480	(a)	20,565,316
Deferred income taxes	8,708,454	-		8,708,454
Total liabilities	32,640,078			32,640,078
Total stockholders’ equity	9,769,204	-		9,769,204
Total liabilities and stockholders’ equity	$42,409,282			$42,409,282

(a)	Reclassification of loans payable to noncurrent as a result of the Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement entered into on April 15, 2009.

-BEYS 20-

Financial Information on the Acquired businesses of BWS and BB Drilling

INDEX TO FINANCIAL STATEMENTS
For Best Well Service, Inc.

-BWS 1-

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

-BWS 2-

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

-BWS 3-

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

-BWS 4-

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

-BWS 5-

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

-BWS 6-

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
-BWS 7-

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

-BWS 8-

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

Note 3: Trading Investments

The aggregate amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value, trading securities by major security type at December 31, 2007 and 2006 respectively are as follows:

Description	Cost	Gross Unrealized Gains	Estimated Fair Value
Trading 2007	$705,805	$66,960	$772,765
Trading 2006	$470,005	$235,796	$705,801

Note 4: Property and Equipment

Property and equipment consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Workover rigs and Equipment	$5,016,282	$4,114,764
Vehicles	3,571,533	3,324,241
Buildings and Improvements	278,882	278,882
Office Equipment	74,509	72,674
Total	8,941,206	7,790,561
Less: Accumulated depreciation	4,377,806	3,455,274
Property and equipment, net	$4,563,400	$4,335,287

Depreciation expense was $1,094,645 and $811,131 for the years ended December 31, 2007 and 2006, respectively.

-BWS 9-

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

-BWS 10-

Note 8: Long Term Debt

Long term debt as of December 31, 2007 and 2006 consists of the following:

Description	2007	2006
Notes payable to a financial institution secured by transportation and rig equipment, bear interest rates from 0% to 9.1% per annum, due in monthly installments totaling $25,250 maturing at various dates through December 2010	$468,982	$441,897
Less Current Maturities	267,040	230,431
Long-Term Portion	$201,942	$211,466

The aggregate annual maturities under long-term Debt as of December 31, 2007, are as follows:

Year Ending December 31,	Amount
2008	$267,040
2009	161,794
2010	40,148
Total	$468,982

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

-BWS 11-

INDEX TO FINANCIAL STATEMENTS
For Bob Beeman Drilling Co.

- BBDC 1-

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

- BBDC 2-

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

- BBDC 3-

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

- BBDC 4-

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

- BBDC 5-

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

- BBDC 6-

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

- BBDC 7-

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

- BBDC 8-

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

- BBDC 9-

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees ..  The aggregate fees billed for professional services rendered by Malone & Bailey PC for the audit of Best Energy Services, Inc. (formerly Hybrook Resources Corp.) for the eleven months ended December 31, 2008, totaled $192,263.

All Other Fees .  There were no fees billed for other services, exclusive of the fees disclosed above relating to financial statement audit services rendered by Malone & Bailey PC.

Consideration of Non-audit Services Provided by the Independent Auditors .  The Board of Directors has considered whether the services provided for non-audit services are compatible with maintaining Malone & Bailey PC’s independence, and has concluded that the independence of such firm has been maintained.

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

Best Energy Services, Inc..
Dated: June 10, 2009	/s/ MARK G. HARRINGTON
Mark G. Harrington
Chairman and Chief Executive Officer
(Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TONY BRUCE	Director	June 10, 2009
Tony Bruce	President and Chief Operating Officer

/s/ JAMES S.BYRD, Jr.	Director, Vice-Chairman of the Board	June 10, 2009
James S. Byrd, Jr.

/s/ JOEL GOLD	Director	June 10, 2009
Joel Gold

/s/ LARRY W. HARGRAVE	Director	June 10, 2009
Larry W. Hargrave

/s/ MARK G. HARRINGTON	Director, Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Treasurer and Secretary	June 10, 2009
Mark G. Harrington	(Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
2.01	Asset Purchase Agreement - American Rig Housing, Inc. dated February 25, 2008 (Previously filed as Exhibit 2.1 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.02	Asset Purchase Agreement - BB Drilling Co. dated February 25, 2008 (Previously filed as Exhibit 2.2 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.03	Asset Purchase Agreement - Drill Site Services, LLC dated February 25, 2008 (Previously filed as Exhibit 2.3 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
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