Form 10-Q
period 2009-06-30
BEST ENERGY SERVICES, INC.
filed 2009-08-14
CIK 1397346

SEC FILE NUMBER: 000-53260
CUSIP NUMBER: 08651W104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

(Check One):☐ Form 10-K   ☐ Form 20-F   ☐ Form 11-K       ☒  Form 10-Q   ☐ Form 10-D
☐ Form N-SAR    ☐ Form N-CSR

For Period Ended: June 30, 2009

☐ Transition Report on Form 10-K	☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K	☐ Transition Report on Form N-SAR
☐ Transition Report on Form 10-Q

For the Transition Period Ended:-

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I

REGISTRANT INFORMATION

Full name of registrant: Best Energy Services, Inc.

Former name if applicable: Hybrook Resources Corp.

Address of principal executive office (Street and number)

10375 Richmond Avenue, Suite 2000

City, state and zip code Houston, Texas 77042
_______________________________________________________________________________________________________________________________________________________________________________

PART II
RULE 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.  (Check box if appropriate)

☒	(a)The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

 (b)The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following t the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c)The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III
NARRATIVE

The registrant is unable to file its Report on Form 10-Q for the period ended June 30, 2009 (the "Report") by the prescribed date of August 14, 2009 without unreasonable effort or expense because the registrant needs additional time to complete certain disclosures and analyses to be included in the Report.  The registrant intends to file its Report on or prior to the fifth calendar day following the prescribed due date.

PART IV
OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Mr. Mark G. Harrington	713	933-2600
(Name)	(Area Code)	(Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If the answer is no, identify report(s). ☒ Yes  ☐ No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?  ☐ Yes  ☒ No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

________________________________________________________________________________________________________________________________________________________________________________

Best Energy Services, Inc.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	By:/s/ Mark G. Harrington
Mark G. Harrington
Chairman of the Board of Directors,
And Chief Executive Officer