Form 10-Q
period 2009-06-30
BEST ENERGY SERVICES, INC.
filed 2009-08-19
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,010,109 common shares as of August 19, 2009.

BEST ENERGY SERVICES, INC.

PART I
Item 1. Financial Statements

Best Energy Services, Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS	June 30, 2009	December 31, 2008
Current assets
Cash	$107,600	$249,330
Accounts receivable, net of allowance for doubtful accounts of $120,518 and $106,237, respectively	1,461,806	3,602,118
Pepaid and other current assets	71,434	123,053
Total current assets	1,640,840	3,974,501

Property and equipment, net	29,173,537	30,877,472
Deferred financing costs, net	556,500	-
Goodwill and other intangible assets	7,616,254	7,557,309

TOTAL ASSETS	$38,987,131	$42,409,282

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$488,631	$678,834
Bank overdraft	219,172	-
Current portion of accrued officer compensation	185,000	140,000
Preferred stock dividends payable	1,276,268	765,761
Current portion of loans payable	1,395,778	21,802,193
Total current liabilities	3,564,849	23,386,788

Accrued officer compensation, net of current portion	350,000	410,000
Loans payable, net of current portion	19,315,525	134,836
Convertible notes payable, net of discount of $405,492 and $-, respectively	412,508	-
Deferred income taxes	8,431,507	8,708,454
TOTAL LIABILITIES	32,074,389	32,640,078

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, 2,250,000 shares authorized, 1,458,592 shares issued and outstanding, at redemption value of $10 per share	14,585,920	14,585,920
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 21,010,109 and 20,891,366 shares issued and outstanding, respectively	21,010	20,891
Additional paid-in capital	2,823,655	2,452,350
Retained deficit	(10,517,843)	(7,289,957)
Total stockholders’ equity	6,912,742	9,769,204
	$38,987,131	$42,409,282

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Operations
For the three and six months ended June 30, 2009 and July 31, 2008
(Unaudited)

	Three Months Ended		Six Months ended
	June 30, 2009	July 31, 2008	June 30,2009	July 31, 2008
Revenues
Well service revenue	$839,913	$4,628,882	$2,717,302	$8,502,681
Drilling service revenue	690,235	1,542,413	1,518,794	1,843,500
Geological services revenue	70,614	263,035	191,025	373,877
Total revenue	1,600,762	6,434,330	4,427,121	10,720,058

Costs and expenses:
Direct cost of revenue	612,197	2,746,647	2,348,137	4,690,805
Business unit operating expenses	1,321,915	1,859,108	1,862,115	4,556,233
Depreciation and amortization	965,210	891,649	1,899,227	1,611,170
Loss on sale on property and equipment	-	6,793	-	6,793
General and administrative expense	564,751	694,479	1,244,057	1,187,188
Total operating costs and expenses	3,464,073	6,198,676	7,353,536	12,052,189

Income (Loss) from operations	(1,863,311)	235,654	(2,926,415)	(1,332,131)

Other income (expense):
Interest income	122	586	874	19,697
Interest expense	(355,519)	(364,347)	(579,292)	(3,221,834)

Loss before provision for income taxes	$(2,218,708)	$(128,107)	$(3,504,833)	$(4,534,268)
Income tax	-	-	-	-
Deferred income tax benefit	138,000	-	276,947	-
Net loss	$(2,080,708)	$(128,107)	$(3,227,886)	$(4,534,268)

Preferred stock dividend	(255,253)	(466,858)	(510,507)	(466,858)
Net loss attributable to common shareholders	(2,335,961)	(594,965)	(3,738,393)	(5,001,126)

Net loss per share – basic and diluted	(0.11)	(0.03)	(0.18)	(0.27)

Weighted average common shares outstanding – basic and diluted	20,999,713	20,216,306	20,952,535	18,604,444

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Cash Flow
For the six months ended June 30, 2009 and July 31, 2008
(Unaudited)

	Six months ended
	June 30, 2009	July 31, 2008
Cash flow from operating activities:
Net loss	$(3,227,886)	$(4,534,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(276,947)	-
Depreciation and amortization	1,899,227	1,611,170
Stock-based compensation	462,888	202,106
Non-cash interest expense	568,817	2,587,752
Loss on sale of property and equipment	-	6,793
Changes in operating assets and liabilities:
Accounts receivable	2,140,312	(392,729)
Prepaid expenses and other current assets	51,619	(254,423)
Accounts payable, accrued liabilities and other	(190,203)	254,730
Accrued officer compensation	(15,000)	925,000
Bank overdraft	219,172	-
Net cash provided by operating activities	1,631,999	406,131

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(58,945)	(31,385,943)
Capital expenditures, net	(195,292)	(267,662)
Proceeds from disposal of property	-	17,412
Net cash used in investing activities	(254,237	(31,636,193)

Cash flows from financing activities:
Proceeds from issuance of Term Loan	-	5,850,000
Repayments of Term Loan	(585,000)	(487,500)
Net borrowings (repayments) under Revolving Advances	(1,023,448)	15,863,055
Net repayments of other notes payable	(120,128)	(38,109)
Proceeds from issuance of Units in private placement	818,000	11,848,080
Payments of deferred financing costs	(608,916)	(921,066)
Net cash (used in) provided by financing activities	(1,519,492)	32,114,460

Net change in cash and cash equivalents	(141,730)	884,398
Cash and cash equivalents, beginning of period	249,330	5
Cash and cash equivalents, end of period	$107,600	$884,403

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,321	$616,704
Cash paid for income taxes	$-	$150,000
Noncash investing and financing activities:
Units issued in exchange for collateral agreements	$-	$2,500,000
Retirement of common shares	-	6,080
Shares issued for purchase of BWS and DSS and ARH Assets	-	2,421,500
Stock options exercised	76	-
Preferred stock issued in payment of preferred stock dividends	-	126,520
Accrued dividends on preferred stock	510,507	340,338
Warrants issued for debt modification	15,885	-
Warrants issued for deferred financing costs	28,616	-
Discount on convertible notes payable	408,666	-

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Best Energy’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.  These consolidated financial statements include the accounts of Best Energy and its wholly-owned subsidiaries Best Well Service, Inc. (“BWS”) and Bob Beeman Drilling, Inc. (“BBD”).  All significant inter-company balances and transactions have been eliminated.

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

Prior to the acquisitions, our fiscal year end was January 31.  As a result of the acquisitions, on February 14, 2008, our board of directors elected to change our year end to December 31 effective in the fourth calendar quarter of 2008, to match the year end of the acquired companies.   Accordingly, we filed an annual report on Form 10-K for the year ended January 31, 2008 and subsequently filed quarterly reports in 2008 on Form 10-Q for the quarters ended April 30, July 31, and October 31.  In addition, we filed a Transition Report on Form 10-K for the eleven months ended December 31, 2008.  We have determined that revising our prior year interim financial statements to conform to the current year quarterly presentation would be unduly cumbersome and costly.  Consequently, this report includes statements of operations and cash flow for the three and six month periods ended June 30, 2009 and July 31, 2008.  We believe that these periods are generally comparable other than the seasonal effects of drilling operations.  Our operations in Utah are subject to Bureau of Land Management restrictions on land usage for drilling activity during the winter months. In addition, weather conditions in Kansas in the first four months of the year are generally unpredictable due to potentially heavy snow falls and tornadoes.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of June 30, 2009, we had no cash balances in excess of federally insured limits.

Credit Risk

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of June 30, 2009, we believe that no such impairment has occurred. Goodwill has been adjusted for purchase price adjustments recognized during the current fiscal year.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. In January 2009, the Company combined division Mud Logging and Rig Housing as Geological Service Division. The Company continues to have business operations in the drilling and well services segments. Accordingly, the Company operates in three business segments.

Recently Issued Accounting Standards and Developments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements. The date through which subsequent events have been evaluated is August 19, 2009, the date on which the financial statements were issued. See Note 9, Subsequent Events, for further discussion.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt the requirements of SFAS 168 in the third quarter of fiscal year 2009.

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

The revolving credit portion of the debt, $1,427,880 on June 30, 2009, may be borrowed and re-borrowed until maturity on March 31, 2011 and bears interest at the same rate as the term loan.  The amount available is the lesser of $4.0 million and an amount equal to 85% of eligible receivables plus 100% of the balance in the cash collateral account plus the undrawn amount of letters of credit minus such reserves as PNC deems appropriate.  At June 30 2009, there was no additional availability under the Credit Agreement.

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

We did not meet the EBITDA requirement for the six months ended June 30, 2009.  We received a waiver from PNC for the EBITDA covenant default existing as of June 30, 2009 and an amended loan agreement dated August 19, 2009 for the minimum EBITDA covenant going forward.

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

Our Rig Utilization rate was 27% for the three months ended June 30, 2009.

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

In connection with refinancing the credit facility, we incurred cash costs associated with the transaction of $303,071.  In addition we were required to pay PNC a loan modification fee of $125,000 and to issue PNC warrants to purchase 250,000 shares of common stock at a strike price of $0.50 for a period of 5 years.  The warrants were valued using the Black-Scholes option pricing model at $15,885.  The above costs have been capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement using the straight line method which approximates the interest method.  A portion of the loan modification fee in the amount of $33,333 remains unpaid as of June 30, 2009.

The following table presents the assumptions used in the Black-Scholes option pricing model for the warrants granted in connection with the loan modification.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on the fact that we do not anticipate paying any dividends on common stock in the near term.

Expected life (years) 5.00
Risk-free interest rate 2.34%
Volatility 120.00%
Dividend yield 0.00%

Future minimum payments under all notes payable and convertible notes payable are as follows:

For the twelve months ending June 30,	Amount
2010	$ 1,395,778
2011	20,120,948
2012	12,577

Note 4 – Convertible notes payable

During June 2009, we had several preliminary closings of a private placement for a total of 818 Units and received gross proceeds of $818,000 (net proceeds of $711,660 after cash commission of $106,340). Each Unit consists of a subordinated convertible note payable of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 at any time until expiration on July 1, 2014.  The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of our credit facility, we may not pay cash interest on the notes.  The notes are convertible at the option of the note holder into common stock at the rate of $0.25 (the “Conversion Price”) per share and mature on July 1, 2011.  If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the Conversion Price.  The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

We evaluated the terms of the notes in accordance with SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue 00-19,. “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”.  Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.  We evaluated the conversion feature under EITF 98-5 and EITF 00-27 for a beneficial conversion feature.  The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $408,666.

In connection with the private placement, we issued warrants to the placement agent to purchase 327,200 shares of common stock at an exercise price of $0.25 at any time until expiration on July 1, 2014.  These warrants were valued at $42,083.

On August 11, 2009, we completed the final closing of the private placement offering.  During the period between July 1, 2009 and the final closing, we sold an additional 270 Units and received additional gross proceeds of $270,000.

Note 5 - Stock Options

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for options granted during the six months ended June 30, 2009.  The expected life of the options represents the period of time the options are expected to be outstanding.  The expected term of options granted was derived based on a weighting between the average midpoint between vesting and the contractual term.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact that we do not anticipate paying any dividends on common stock in the near term.

Expected life (years)	2.50	years
Risk-free interest rate	0.93 – 1.35%
Volatility	120.00 - 169.30%
Dividend yield	0.00%

A summary of our stock option activity and related information is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Option
Options outstanding at December 31, 2008	2,845,000	$0.30
Granted	1,570,000	0.25
Exercised	(150,000)	0.50
Forfeited	-	-
Options outstanding at June 30, 2009	4,265,000	$0.28

Options vested and exercisable at June 30, 2008	4,265,000	$0.28

During the six months ended June 30, 2009, 1,570,000 options were granted with a weighted average grant date fair value of $0.22.  During the six months ended June 30, 2009, 150,000 options were exercised in a cashless exercise which resulted in 75,743 shares being issued.  No options were forfeited or expired.  As of June 30, 2009, there was no unrecognized compensation cost related to non-vested stock options.  We recognized $462,888 of stock-based compensation expense during the six months ended June 30, 2009.  As of June 30, 2009, the weighted-average remaining life of the outstanding stock options is 4.40 years.

The aggregate intrinsic value of stock options outstanding at December 31, 2008 was $40,500.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of June 30, 2009 exceeds the exercise price of the option.

Note 6 - Stockholders’ Equity

Dividends

As of June 30, 2009 there was $1,276,268 of accrued and unpaid dividends on the Series A Preferred Stock.

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

Common stock

During the six months ended June 30, 2009, 75,743 shares of common stock were issued as a result of a cashless exercise of options to purchase 150,000 shares of common stock.

During the six months ended June 30, 2009, 43,000 shares of common stock were issued to employees as compensation.

Note 7 - Related Party Transactions

On February 14, 2008, we leased certain real property from Mr. Tony Bruce, our director, Chief Operating Officer and President, for a period of three years for $3,500 per month in base rent.

On February 22, 2008, we leased real property necessary to run our rig housing operations from Mr. Larry Hargrave, our former CEO and a former director of the Company, for a period of three years for $6,000 per month in base rent.

In January 2009, as part of a settlement agreement for his termination in October, 2008 from the position of CEO of our Company, we entered into a consultancy agreement with Larry Hargrave, the Company’s former Chief Executive Officer, covering the period January 15, 2009 to June 15, 2009 at $10,000 per month.

Note 8 – Segment information

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

Our reportable segment information is as follows as of and for the three months ended June 30, 2009:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
Revenue	$839,913	$690,235	$70,614	$1,600,762

Gross profit	$(239,132)	$(11,121)	$(83,097)	$(333,350)

Our reportable segment information is as follows as of and for the three months ended July 31, 2008:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
Revenue	$4,628,882	$1,542,413	$263,035	$6,434,330

Gross profit	$1,303,893	$469,569	$55,113	$1,828,575

Our reportable segment information is as follows as of and for the six months ended June 30, 2009:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
Revenue	$2,717,302	$1,518,794	$191,025	$4,427,121
Gross profit (loss)	$310,796	$355,062	$(448,989)	$216,869

  Our reportable segment information is as follows as of and for the six months ended July 31, 2008:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
Revenue	$8,502,681	$1,843,500	$373,877	$10,720,058

Gross profit	$2,112,732	$(388,805)	$(250,907)	$1,473,020

The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes for the three months ended June 30 2009 and July 31, 2008:

	Three months ended
	June 30, 2009	July 31, 2008
Gross profit from reportable segments	$(333,350)	$1,828,575

Depreciation	(965,210)	(891,649)
Loss on sale of property and equipment	-	(6,793)
General and administrative expenses	(564,751)	(694,479)
Loss from operations	(1,863,311)	235,654
Other expense, net	(355,397)	(363,761)

Net loss from continuing operations before income taxes	$(2,218,708	$(128,107

The following table reconciles gross profit from reportable segments to our consolidated income from continuing operations before income taxes for the six months ended June 30 2009 and July 31, 2008:

	Six months ended
	June 30, 2009	July 31, 2008
Gross profit from reportable segments	$216,869	$1,473,020

DeDep Depreciation	(1,899,227)	(1,611,170)
Loss Loss on sale of property and equipment	-	(6,793)
Genera General and administrative expenses	(1,244,057)	(1,187,188)
Loss from operations	(2,926,415)	(1,332,131)
Other e Other expense, net	(578,418)	(3,202,137)

Net los Net loss from continuing operations before income taxes	$(3,504,833)	$(4,534,268)

Assets by reportable segment as of June 30, 2009 and December 31, 2008 are as follows:

	Segments
	Well Service	Drilling Services	Geological Services	Segments Total
June 30, 2009	$19,417,076	$8,883,722	$2,616,259	$30,917,057
December 31, 2008	20,778,824	9,423,511	2,613,967	32,816,302

The following table reconciles assets from reportable segments to our consolidated assets as of June30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Assets from reportable segments	$30,917,057	$32,816,302

Goodwill	7,616,254	7,557,309
Other corporate assets	453,820	2,035,671

Total consolidated assets	$38,987,131	$42,409,282

Note 9 –Subsequent event

Subsequent events through August 19, 2009 are as follows:

In 2008, Acer Capital Group sued Best Energy, American Rig Housing, and Larry Hargrave for breach of contract and fraud.  Best Energy bought assets from Larry Hargrave in 2008 which were previously a part of American Rig Housing.  The contract claims arise from an agreement entered into between American Rig Housing and Acer Capital (the "Acer Agreement") concerning a going public transaction and certain alleged agreements concerning bridge financing for the going public transaction between American Rig Housing and Pipeline Capital (the "Pipeline Agreements), which subsequently assigned those alleged contracts to Acer Capital.  Under the Acer Agreement, Acer was to assist with taking American Rig Housing public in return for certain equity considerations in the new company.  The agreement also purports to contemplate a fee (the "Break-up Fee") to be paid to Acer in the event the going public transaction was not consummated.  Acer claims it is owed this fee.  The defendants in the case dispute that Acer performed its obligations under the agreement and that the Break-up Fee is owed.  Acer subsequently amended its petition to add Andrew Garrett, Inc. and Mark Harrington as defendants and to assert new claims for tortuous interference with contract and prospective business relations and conspiracy.

All parties to the lawsuit captioned Acer Capital Group, Inc. and Acer Capital Group, LLC, v. Best Energy Services, Inc. et al., pending in the 61st Judicial District Court of Harris County, Texas, went to court-ordered mediation in Houston on July 22, 2009.  All legal claims brought in the suit were settled at the July 22 mediation where the parties signed a valid and enforceable mediation agreement containing all key provisions of the negotiated settlement.  Final settlement documents are pending.  Pursuant to the terms of the mediation agreement, the Company is not required to make any payments in connection with the settlement and will receive a full release by Acer of any claims that Acer had, now has, or may have in the future against the Company based on or related to the subject matter of the lawsuit.
In addition, pursuant to the terms of the mediation agreement, ARH, Inc. and Larry Hargrave are required to pay a total of $275,000 in cash over a three-year term, 1,125,000 shares of Company common stock, 300,000 options to purchase Company stock at 16 cents per share over a five-year term, and 300,000 options to purchase Company stock at 50 cents per share over a five-year term.

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

Company Overview

We are an energy production equipment and services company engaged in well service, drilling services and related complementary activities.   We own a total of 25 workover rigs and nine operating drilling rigs, and we conduct our well service and drilling services primarily in the Rocky Mountain and Mid-Continent regions of the United States.  We also provide housing accommodations to the oil and gas drilling industry principally in Texas and geological mud-logging services to our existing business segments.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of June 30, 2009 and for the three months ended June 30, 2009 and July 31, 2008, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the transition period ended December 31, 2008.

In early 2009, we relocated our principal executive offices to 10375 Richmond Ave., Suite 2000, Houston, Texas 77042.

Business Plan

The implementation of our new business plan began with our three acquisitions that now offer us a footprint in:

•	The Well Service sector
•	The Drilling Services sector
•	The Geological Services sector

As a result of these acquisitions, we operate in one industry segment, oilfield services, which includes well service, drilling services, housing accommodations and geological mud-logging sectors.

In the Well Service Division, our acquisition of Best Well Service, Inc., or BWS, brought us a strong footprint in the hydrocarbon rich Hugoton basin. BWS operates 25 well service rigs in the Mid-Continent region of the United States.  BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry. BWS also has complete in-house safety certifications and we rank extremely high within our peer group.

In the Drilling Services Division, our acquisition of BBD, and the assets of its affiliates established us in three separate markets in the Rocky Mountain region:

•	mining and mineral drilling, including potash, precious metals and uranium;
•	water well drilling with licenses to operate in five states; and
•	oil and gas contract drilling in conventional and unconventional target areas.

The acquisition of BBD brought us a surplus of underutilized equipment which we believe can be selectively liquidated.

In the Geologic Services Division, our activities are in two areas: housing accommodations and mud-logging. Our acquisition of certain assets of a housing accommodations company  established our presence in the fabrication and/or rental of crew quarters for the drilling sector. Our operations in this division are located near our corporate headquarters in Houston, Texas.

For mud-logging, we have hired an experienced manager, Cody Hembree, to oversee this new division. Mr. Hembree brought several off-the-shelf technologies and merged them as one to create a versatile and robust mud-logging system with capabilities beyond the industry standard.  The mud-logging division may from time to time refurbish some of the existing well site trailers to use as on-site mud-logging laboratories.

Significant Developments

New Management

In connection with our acquisition of all the issued and outstanding stock of BWS from its sole shareholder, Tony Bruce, we entered into a one year employment agreement with Mr. Bruce under which he agreed to serve as a Vice President of our Central Division.   Since then, Mr. Bruce has joined our board of directors and on October 13, 2008 agreed to serve as our President and Chief Operating Officer.  On February 17, 2009, we entered into a new one-year employment agreement with Mr. Bruce.

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

We did not meet the EBITDA requirement for the six months ended June 30, 2009.  We received a waiver from PNC for the existing minimum EBITDA default and a loan amendment for the minimum EBITDA covenant going forward.

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

Our Rig Utilization rate was 27% for quarter ended June 30, 2009.

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

In connection with refinancing the credit facility, we incurred cash costs associated with the transaction of $428,071 and issued warrants to purchase common stock with a value of $15,885.  These costs have been capitalized as deferred financing costs and will be amortized over the life of the Amended Credit Agreement using the interest method.

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

Results of Operations

Three months Ended June 30, 2009 compared with the Three Months Ended July 31, 2008

Revenues were $1.6 million for the three months ended June 30, 2009 compared with revenue of $6.4 million for the three months ended July 31, 2008. The decrease of $4.8 million was primarily the result of a severe downturn in drilling activity caused by low oil and gas prices, as well as unseasonably inclement weather that severely impacted our primary service region in April and May of this year.

Operating Expenses were $3.5 million for the three months ended June 30, 2009 compared with $6.2 million for the three months ended July 31, 2008 resulting in a decrease of $2.7 million.  This decrease was primarily a result of decreases in business unit operating expenses consequent to a severe decline in our revenues, coupled with an ongoing cost-cutting program that was first implemented by management in late 2008.

Net loss from operations was $1.9 million for the three months ended June 30, 2009 compared with net income of $0.2 million for the three months ended July 31, 2008 resulting in an increased loss of $2.1 million.

General and administrative expenses for the three month period ended June 30, 2009 were $0.6 million compared with expense of $0.7 million for the three month period ended July 31, 2008. Management has made a concerted effort in 2009 to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses.

Interest expense was $0.4 million for both the three month period ended June 30, 2009 and the three month period ended July 31, 2008.

Net Loss was $2.1 million or $0.11 per common share after accrued preferred dividends for the three months ended June 30, 2009 compared with a net loss of $0.1 million or $0.03 per common share for the three months ended July 31, 2008 resulting in an increased loss of $2.0 million.  The increase in net loss for the period was a result of significant declines in our gross revenues during 2009 offset by decreased operating, general and administrative expenses.

Six months Ended June 30, 2009 compared with the Six Months Ended July 31, 2008

Revenues were $4.4 million for the six months ended June 30, 2009 compared with revenue of $10.7 million for the six months ended July 31, 2008. The decrease of $6.3 million was primarily the result of a significant downturn in drilling activity caused by low oil and gas prices, as well as unseasonably inclement weather that severely impacted our primary service region in April and May of this year.

Operating Expenses were $7.4 million for the six months ended June 30, 2009 compared with $12.1 million for the six months ended July 31, 2008 resulting in a decrease of $4.7 million.  This decrease was primarily a result of the decline in business unit operating revenues and associated direct variable costs.

Net loss from operations was $2.9 million for the six months ended June 30, 2009 compared with a net loss of $1.3 million for the six months ended July 31, 2008 resulting in an increased loss of $1.6 million.

General and administrative expenses were $1.2 million for both the six months ended June 30, 2009 and the six months ended July 31, 2008. Included in those periods is stock-based compensation of $0.5 million and $0.2 million for the periods ended June 30, 2009 and July 31, 2008, respectively.

Interest expense decreased by $2.6 million for the six month period ended June 30, 2009, compared with the six month period ended July 31, 2008.  This decrease is primarily due to deferred financing costs during the six months ended July 31, 2008.

Net Loss was $3.2 million or $0.18 per common share after accrued preferred dividends for the six months ended June 30, 2009 compared with a net loss of $4.5 million $0.27 per share for the six months ended July 31, 2008 resulting in an decreased loss of $1.3 million.  The improvement in the net loss was primarily caused by the amortization of deferred financing costs in 2008 of $2.6 million and the decrease in operating costs of $4.7 million.

Liquidity and Capital Resources

Historical Cash Flows

        The following table summarizes our cash flows for the six months ended June 30, 2009 and July 31, 2008:

	Six months ended
	June 30, 2009	July 31, 2008
Net cash provided by operating activities	$1,631,999	$406,131
Net cash used in investing activities:
Capital expenditures, net	(195,292)	(267,662)
Proceeds from sale of property and equipment	-	17,412
Acquisitions , net of cash acquired	(58,945)	(31,385,943)
Cash provided by (used in) financing activities:
Proceeds from issuance of term loan	-	5,850,000
Repayments of term loan	(585,000)	(487,500)
Net borrowings (repayments) under revolving loan	(1,023,448)	15,863,055
Net repayments of other notes payable	(120,128)	(38,109)
Proceeds from issuance of Units in private placement	818,000	11,848,080
Payment of deferred financing costs	(608,916)	(921,066)

Net increase (decrease) in cash and cash equivalents	$(141,730)	$884,398

Operating activities during the six months ended June 30, 2009 provided us $1.6 million of cash compared to providing $0.4 million in the six months ended July 31, 2008.  Contributing to the improved cash flow from operations was a decrease in accounts receivable of $2.1 million for the six months ended June 30, 2009 compared with an increase in accounts receivable of $0.4 million for the six months ended July 31, 2008.

Investing activities used $0.3 million for the six months ended June 30, 2009 compared to $31.6 million for the six months ended July 31, 2008.  Expenditures for the six months ended July 31, 2008 were primarily for the acquisitions of businesses described above.

Financing activities used cash of $1.5 million for the six months ended June 30, 2009 compared to providing cash of $32.1 million for the six months ended July 31, 2008.  Uses of cash during the six months ended June 30, 2009 were primarily related to the repayment of debt.  Sources of cash during the six months ended July 31, 2008 included cash received for the term and revolving portions of the credit facility and proceeds received from the private placement of Units.

Working capital deficit

At June 30, 2009, our current liabilities of $3.6 million exceeded our current assets of $1.6 million resulting in a working capital deficit of $2.0 million.  This compares to a working capital deficit of $19.4 million at December 31, 2008.  The improvement in the working capital deficit is primarily the result of decrease in current liabilities due to the reclassification of the majority of our loans payable to noncurrent as a result of the Amended Credit Facility.  Current liabilities at June 30, 2009, include primarily preferred stock dividends payable of $1.3 million, current portion of loans payable of $1.4 million and accounts payable of $0.5 million.  Preferred stock dividends are not expected to be paid in cash.  They will be paid in-kind through the issuance of additional shares of preferred stock.

Sources of Liquidity

Our sources of liquidity include our current cash and cash equivalents, availability under the revolving portion of our Amended Credit Agreement, and internally generated cash flows from operations.  We continue to explore other sources of financing that are available to us including possible sales of stock or issuance of subordinated debt.

We had no availability under the Amended Credit Agreement as of June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	12 Months
Notes Payable	$21,529,303	$1,395,778
Operating Leases	315,500	201,000
Employment/Consultant Contracts	230,000	230,000
Total	$22,074,803	$1,826,778

Subject to the limitations set forth in the Amended Credit Agreement, our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year.  For the six months ended June 30, 2009, we did not have positive net income after tax and did not redeem any outstanding shares of Series A Preferred Stock.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following:  the timing and extent of changes in commodity prices for crude oil, natural gas and related products, interest rates, inflation, the availability of goods and services, operational risks, availability of capital resources, legislative or regulatory changes, political developments, and acts of war and terrorism.  A more detailed discussion on risks relating to the oilfield services industry and to us is included in our Annual Report on Form 10-K for the eleven months ended December 31, 2008.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in segregation of duties in the field and home offices. As recently acquired operations are assimilated, we intend to address these weaknesses by centrally locating payables, check writing, and implementing controls regarding segregation of duties related to cash management.  We plan to have these controls in place by year end.  In the interim, management has been reviewing all disbursements and cash account activity.

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

 (b) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2009.

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

All parties to the lawsuit captioned Acer Capital Group, Inc. and Acer Capital Group, LLC, v. Best Energy Services, Inc. et al., pending in the 61st Judicial District Court of Harris County, Texas, went to court-ordered mediation in Houston on July 22, 2009.  All legal claims brought in the suit were settled at the July 22 mediation where the parties signed a valid and enforceable mediation agreement containing all key provisions of the negotiated settlement.  Final settlement documents are pending.  Pursuant to the terms of the mediation agreement, the Company is not required to make any payments in connection with the settlement and will receive a full release by Acer of any claims that Acer had, now has, or may have in the future against the Company based on or related to the subject matter of the lawsuit.
In addition, pursuant to the terms of the mediation agreement, ARH, Inc. and Larry Hargrave are required to pay a total of $275,000 in cash over a three-year term, 1,125,000 shares of Company common stock, 300,000 options to purchase Company stock at 16 cents per share over a five-year term, and 300,000 options to purchase Company stock at 50 cents per share over a five-year term.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During June 2009, we had several preliminary closings of a private placement for a total of 818 Units and received gross proceeds of $818,000 (net proceeds of $711,660 after cash commission of $106,340). Each Unit consists of a subordinated convertible note payable of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 at any time until expiration on July 1, 2014.  The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of our credit facility, we may not pay cash interest on the notes.  The notes are convertible at the option of the note holder into common stock at the rate of $0.25 (the “Conversion Price”) per share and mature on July 1, 2011.  If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the Conversion Price.  The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

We evaluated the terms of the notes in accordance with SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue 00-19,. “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”.  Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.  We evaluated the conversion feature under EITF 98-5 and EITF 00-27 for a beneficial conversion feature.  The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $408,666.

In connection with the private placement, we issued warrants to the placement agent to purchase 327,200 shares of common stock at an exercise price of $0.25 at any time until expiration on July 1, 2014.  These warrants were valued at $42,083.

On August 11, 2009, we completed the final closing of the private placement offering.  During the period between July 1, 2009 and the final closing, we sold an additional 270 Units and received additional gross proceeds of $270,000.

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

[Missing Graphic Reference]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 19, 2009	BEST ENERGY SERVICES, INC.

/s/ Mark Harrington
Mark Harrington
Chief Executive Officer and Principal Accounting Officer