Form 10-Q
period 2009-09-30
BEST ENERGY SERVICES, INC.
filed 2009-11-23
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period   to

Commission File Number: 000-53260

Best Energy Services, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	02-0789714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5433 Westheimer Road, Suite 825, Houston, Texas 77056
(Address of Principal Executive Offices)  (Zip Code)
(713) 933-2600
(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes☐    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,010,109 common shares as of November 23, 2009.

BEST ENERGY SERVICES, INC.

PART I
Item 1. Financial Statements
Best Energy Services, Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30, 2009	December 31, 2008
Current assets
Cash	$-	$249,330
Accounts receivable, net of allowance for doubtful accounts of $120,518 and $106,237, respectively	1,182,147	3,602,118
Prepaid and other current assets	114,524	123,053
Total current assets	1,296,671	3,974,501

Property and equipment, net	20,188,250	22,225,905
Deferred financing costs, net	661,008	-
Goodwill and other intangible assets	5,641,786	5,582,842
Assets of discontinued operations	5,000,000	10,626,034
TOTAL ASSETS	$32,787,715	$42,409,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,017,713	$678,834
Bank overdraft	63,568	-
Current portion of accrued officer compensation	410,000	140,000
Preferred stock dividends payable	1,531,522	765,761
Current portion of loans payable	21,108,667	21,802,193
Total current liabilities	24,131,470	23,386,788
Accrued officer compensation, net of current portion	125,000	410,000
Loans payable, net of current portion	130,265	134,836
Convertible notes payable, net of discount of $510,396 and $0, respectively	577,604	-
Deferred income taxes	5,238,685	5,653,633
Liabilities related to discontinued operations	1,228,350	3,054,821
TOTAL LIABILITIES	31,431,374	32,640,078

STOCKHOLDERS' EQUITY
Series A Preferred Stock, 2,250,000 shares authorized, 1,458,592 shares issued and outstanding, at redemption value of $10 per share	14,585,920	14,585,920
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 21,010,109 and 20,891,366 shares issued and outstanding, respectively	21,010	20,891
Additional paid-in capital	2,700,276	2,452,350
Retained deficit	(15,950,865)	(7,289,957)
Total stockholders’ equity	1,356,341	9,769,204
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,787,715	$42,409,282

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc
Consolidated Statements of Operations
For the three and nine months ended September 30, 2009 and October 31, 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	October 31, 2008	September 30, 2009	October 31, 2008
Revenues:
Well service revenue	$854,938	$5,152,177	$3,572,240	$13,654,858
Drilling service revenue	-	-	-	-
Geological services revenue	-	514,444	191,026	888,321
Total revenue	854,938	5,666,621	3,763,266	14,543,179

Costs and expenses:
Direct cost of revenue	608,444	1,164,781	2,484,021	5,914,248
Business unit operating expenses	446,657	3,584,512	1,617,598	4,043,392
Depreciation and amortization	685,228	664,119	2,055,686	1,830,941
Loss on property sales	-	-	-	6,793
General and administrative expense	435,498	1,183,635	1,678,756	4,177,209
Total operating costs and expenses	2,175,827	6,597,047	7,836,061	15,972,583

Net operating loss	(1,320,889)	(930,426)	(4,072,795)	(1,429,404)

Other income (expense):
Other Income	-	92	874	19,970
Interest income	-	-	-
Interest expense	(383,317)	(873,326)	(819,366)	(3,289,702)

Loss before provision for income taxes	(1,704,206)	(1,803,660)	(4,891,287)	(4,699,136)
Deferred income tax benefit	88,001	-	264,948	-
Net loss from continuing operations	(1,616,205)	(1,803,660)	(4,626,339)	(4,699,136)
Income (loss) from discontinued operations	(3,816,817)	74,323	(4,034,569)	(1,564,110)
Net loss	(5,433,022)	(1,729,337)	(8,660,908)	(6,263,246)
Preferred dividends	(255,254)	(255,254)	(765,761)	(722,112)
Net loss attributable to common shareholders	$(5,688,276)	$(1,984,591)	$(9,426,669)	$(6,985,358)

Income (loss) per share, basic and fully diluted
Loss from continuing operations	$(0.09)	$(0.10)	$(0.26)	$(0.28)
Income (loss) from discontinued operations	(0.18)	0.00	(0.19)	(0.08)
Net loss	$(0.27)	$(0.10)	$(0.45)	$(0.36)
Weighted average common shares outstanding, basic and fully diluted	21,010,109	20,216,366	20,971,937	19,145,674

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Cash Flow
For the nine months ended September 30, 2009 and October 31, 2008
(Unaudited)

	September 30,	October 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(8,660,908)	$(6,263,246)
Net loss from discontinued operations	4,034,569	1,564,110
Net loss from continuing operations	(4,626,339)	(4,699,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(264,948)	-
Depreciation	2,055,686	2,519,555
Stock-based compensation	462,888	224,723
Non-cash interest expense	134,206	3,421,066
Loss on sale of property and equipment	-	6,793
Changes in operating assets and liabilities:	-	-
Accounts receivable	2,419,971	(1,071,319)
Prepaid expenses	8,529	(378,743)
Accounts payable and accrued liabilities	338,879	720,535
Bank overdraft	63,568	-
Accrued officer compensation	(15,000)	880,000
Net cash provided by operating activities	577,440	1,623,474

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(58,944)	(23,360,971)
Capital expenditures, net	(267,612)	(784,710)
Proceeds from disposal of property and equipment	-	17,412
Net cash used in investing activities	(326,556)	(24,128,269)

Cash flows from financing activities:
Proceeds from issuance of Term Loan	-	5,850,000
Repayments of Term Loan	(877,500)	(780,000)
Net borrowings under Revolving Advances	187,125	16,326,622
Net repayments of other notes payable	(141,932)	(5,809)
Proceeds from issuance of Units in private placement	1,088,000	11,848,080
Payment of deferred financing costs	(643,693)	(921,066)
Net cash provided by (used in) financing activities	(388,000)	32,317,827
Net cash provided by (used in) discontinued operations	(112,214)	(9,582,821)
Increase (decrease) in cash and cash equivalents	(249,330)	230,211
Cash and cash equivalents, beginning of period	249,330	5
Cash and cash equivalents, end of period	$-	$230,216

(Continued)
The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Consolidated Statements of Cash Flow (Continued)
For the nine months ended September 30, 2009 and October 31, 2008
(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$819,366	$965,203
Cash paid for income taxes	$-	$150,000
Noncash investing and financing activities:
Units issued in exchange for collateral agreements	$-	$2,500,000
Shares issued for the purchase of assets from ARH and DSS	-	2,321,500
Shares issued for the purchase of BWS	-	100,000
Retirement of common shares	-	6,080
Preferred stock issued in payment of preferred stock dividends	-	126,520
Accrued dividends on preferred stock	765,761	595,592
Stock options exercised	76	-
Warrants issued for debt modification	25,656	-
Warrants issued for deferred financing costs	42,971	-
Discount on convertible notes payable	533,603	-

The accompanying notes are an integral part of these financial statements.

Best Energy Services, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-K/A for the transition period from February 1, 2008 to December 31, 2008 filed with the SEC on June 10, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the transition period from February 1, 2008 to December 31, 2008 as reported in the Form 10-K/A filed with the SEC on June 10, 2009 have been omitted.  These unaudited interim consolidated financial statements include the accounts of Best Energy Services, Inc. (“Best Energy”) and its wholly-owned subsidiaries: Best Well Services, Inc. (“BWS”), Best Energy Ventures, LLC (“BEV”) and Bob Beeman Drilling, Inc. (“BBD”).  All significant inter-company balances and transactions have been eliminated.  Except as otherwise noted, all references herein to “Best Energy,” the “Company,” “we,” “us,” or “our” means Best Energy Services, Inc. and its consolidated subsidiaries.

Change in Year End

In February 2008, Best Energy acquired two companies and certain assets from three other companies, all of which are engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries.  Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to Best Energy Services, Inc.

Prior to those acquisitions, our fiscal year end was January 31.  As a result of the acquisitions, on February 14, 2008, our board of directors elected to change our year end to December 31 effective in the fourth calendar quarter of 2008, to match the year end of the acquired companies.   Accordingly, we filed an Annual Report on Form 10-K for the year ended January 31, 2008 and subsequently filed quarterly reports in 2008 on Form 10-Q for the quarters ended April 30, July 31, and October 31.  We then filed a Transition Report on Form 10-K for the eleven months ended December 31, 2008.  We have determined that revising our prior year interim financial statements to conform to the current year quarterly presentation would be unduly cumbersome and costly.  Consequently, this report includes statements of operations and cash flow for the three and nine month periods ended September 30, 2009 and October 31, 2008.  We believe that these periods are generally comparable other than the seasonal effects of our drilling operations, resulting from the fact that our operations in Utah are subject to Bureau of Land Management restrictions on land usage for drilling activity during the winter months. In addition, weather conditions in Kansas in the first four months of the year are generally unpredictable due to potentially heavy snow falls and tornadoes.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. At current levels, the Company’s established source of revenues is not sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  In addition, the Company is currently in default under the Amended Credit Agreement (see discussion below), further exacerbating its ability to continue as a going concern.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of September 30, 2009, we had no cash balances in excess of federally insured limits.

Credit Risk

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include BWS, BBD, BB Drilling and DSS in February 2008.  We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with a new standard issued by the FASB related to goodwill and other intangible assets.  Following the cessation of BBD’s operations on or about October 8, 2009, we determined that the goodwill recorded on the acquisition of BBD has been impaired and recorded a 100 percent impairment of $1,974,467.  Goodwill has been adjusted by $58,944 for purchase price adjustments recognized during the current fiscal year.

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

The Company recognized a decrease in deferred income tax liability associated with the impairment of the values of assets of discontinued operations that are being held for sale.  The decrease in the liability was $1,826,271.  See Note Discontinued Operations.

Segment Reporting

A new standard issued by the FASB establishes a standard for reporting information about operating segments on a basis consistent with the company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. In January 2009, the Company combined the Mud Logging and Rig Housing divisions as Geological Services Division. Due to lack of profitability, the Company offers only very limited services in those areas.  Since its inception in July 2009, BEV has been included in the Geological Services Division.  The Company continues to have business operations in the well services segments. Accordingly, the Company operates in two business segments.

The Company discontinued the operations in the Drilling Services Division, due to lack of profitability.  Those related assets are now being held for sale. An impairment in their value has been recorded for $3,271,587, which increased the Company’s loss for the three and nine months ended September 30, 2009.  See Note Segment Information for further discussion.

Recently Issued Accounting Standards and Developments

In May 2009, the FASB issued an amendment which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with the new standard, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We adopted the new standard effective June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements. The date through which subsequent events have been evaluated is November 23, 2009, the date on which the financial statements were issued. See Note Subsequent Events for further discussion.

In June 2009, the FASB issued a new standard, Accounting Standards Codification (“Codification”), which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this new standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The new standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the requirements of the new standard in the third quarter of fiscal year 2009, and the adoption did not have a material impact on our consolidated financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.  The new standard had no material effect on the period ended June 30, 2009.

Note 3 – Loans Payable

On April 15, 2009, we entered into an amendment to our existing credit agreement with PNC Bank N.A. (“Amended Credit Agreement”). As amended through the date of this report, the Amended Credit Agreement provides for a term loan and a revolving credit line.  Under the terms of the Amended Credit Agreement, the term loan increased from approximately $5.0 million to $19.2 million, as a result of a portion of the revolving debt being transferred to the term loan.  The maturity date of the term loan was changed to March 31, 2011.  The term loan requires monthly principal payments beginning May 1, 2009 and on the first day of each month thereafter as follows:

•	From May 1, 2009 to December 31, 2009 - $98,500;
•	From January 1, 2010 to December 31, 2010 - $125,000; and
•	$150,000 thereafter until March 31, 2011.

The term loan bears interest at a rate equal to (i) an alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate) plus 2.5% or (ii) the greater of the Eurodollar Rate or 2%  plus  3.75%, as those terms are defined in the Amended Credit Agreement.  The term loan also requires an annual 25% recapture of Excess Cash Flow to be applied to the principal balance. Excess Cash Flow is defined as EBIDTA less cash tax payments, non-financed capital expenditures and payments of principal on the term loan and interest on indebtedness for borrowed money.

The revolving credit line, $2,269,812 outstanding on September 30, 2009, may be borrowed and re-borrowed until maturity on March 31, 2011 and bears interest at the same rate as the term loan.  As of the date of the report, the amount available is the lesser of $4.0 million and an amount equal to 85% of eligible receivables plus 100% of the balance in the cash collateral account plus the allowable overage of $1,650,000 plus the undrawn amount of letters of credit minus such reserves as PNC deems appropriate.  At September 30, 2009, there was $163,821 of additional availability under the Credit Agreement.

Borrowings under the Amended Credit Agreement are secured by all of our assets and equipment.  Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A.

Under the Amended Credit Agreement, in effect as of the date of this Report, we are subject to customary covenants, including certain financial covenants and reporting requirements. Beginning on March 31, 2010, we are required to maintain a fixed charge coverage ratio, defined as the ratio of EBITDA minus capital expenditures (except for capital expenditures financed by lenders other than under the Amended Credit Agreement) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Preferred Stock), to all senior debt payments as follows:

Fiscal Quarter Ending:	Fixed Coverage Ratio:
December 31, 2009	No test
March 31, 2010	No test
June 30, 2010	1.10 to 1.0
September 30, 2010	1.10 to 1.0
December 31, 2010	1.10 to 1.0
March 31, 2011	1.10 to 1.0

We also are required to maintain a minimum EBITDA as follows:

Fiscal Quarter Ending:	Minimum EBITDA:
Three months ended September 30, 2009	$ (30,000)
Six months ended December 31, 2009	880,000
Nine months ended March 30, 2010	1,640,000
Twelve months ended June 30, 2010	2,685,000
Twelve months ended September 30, 2010	3,795,000
Twelve months ended December 31, 2010	3,990,000
Twelve months ended March 31, 2011
(and each twelve month period ending on the
final day of each fiscal quarter thereafter)	4,000,000

We did not meet the EBITDA requirement for the six months ended June 30, 2009 as it existed at that time.  We received a waiver from PNC for that covenant default minimum and entered into an amendment to the credit agreement on August 19, 2009 for the minimum EBITDA covenant going forward.

Under the terms of the Amended Credit Agreement, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock.

The Amended Credit Agreement also includes the following minimum rig utilization requirements for BWS:

Fiscal Quarter Ending:	Minimum Rig Utilization:
Three months ended September 30,2009	34%
Six months ended December 31, 2009	39%
Nine months ended March 31, 2010	40%
Twelve months ended June 30, 2010	41%
Twelve months ended September 30, 2010	43%
Twelve months ended December 31, 2010	43%
Twelve months ended March 31, 2011
(and each twelve month period ending on the
final day of each fiscal quarter thereafter)	43%

Our rig utilization rate was 32% for the three months ended September 30, 2009, which was less than the required minimum.

In addition to the foregoing and other customary covenants, the Amended Credit Agreement contains a number of covenants that, among other things, will restrict our ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	engage in transactions with affiliates other than on an “arm’s length” basis; and
•	make any change in the principal nature of our business.

The Amended Credit Agreement also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

In connection with the April 2009 amendment to our credit agreement, we incurred cash costs associated with the transaction of $303,071.  In addition we were required to pay PNC a loan modification fee of $125,000 and to issue to PNC warrants to purchase 250,000 shares of common stock at a strike price of $0.50 for a period of 5 years.  The warrants were valued using the Black-Scholes option pricing model at $15,885.   A portion of the loan modification fee in the amount of $33,333 remained unpaid as of September 30, 2009.

On August 19, 2009, we entered into a second amendment to our existing credit agreement with PNC (the “2nd Amendment”).  The 2nd Amendment revised certain covenants of our credit agreements as follows: (i) minimum rig utilization was amended to cover longer periods at lower utilization rates, (ii) the term loan interest rates were increased by twenty-five (25) basis points, (iii) the fixed charge coverage ratio was eliminated for the periods ended March 31, 2010 and June 30, 2010 and was reduced for subsequent periods to 1.10 and 1.00 and (iv) the minimum EBITDA covenant was amended to reset the periods covered by such covenant and reset the minimum EBITDA levels for such periods.  In addition the 2nd Amendment waived the existing default that had occurred and was continuing as a result of our violation of the minimum EBITDA covenant.  In consideration of the 2nd Amendment, we paid PNC a $25,000 amendment fee of which $12,500 was paid on August 19, 2009 and $12,500 was paid on September 19, 2009.

On October 18, 2009, we entered into a third amendment to our existing credit agreement with PNC (the “3rd Amendment”).  The 3rd Amendment amended our credit agreement as follows: (i) the amount available under the revolver was temporarily increased by $1.385 million from the date of the 3rd Amendment until November 16, 2009 at which time this additional availability will reduce to zero and (ii) the date that certain payments made under our credit agreements are credited to us was moved back one business day.  In addition, the 3rd Amendment clarified that PNC is not waiving our existing events of default, including our failure to deliver monthly financial statements for the months ended July 31, 2009 and August 31, 2009 and the aggregate balance of the revolving advances made by us under the Amended Credit Agreement exceeding the allowable amount.  In the 3rd Amendment, PNC expressly reserves all of its rights and remedies under our credit agreement, the other documents and agreements entered into in connection with the Amended Credit Agreement and at law.  In addition, the 3rd Amendment requires us to provide PNC, no later than November 3, 2009, a letter-of-intent from investors to provide us with up to $2.0 million of additional equity capital on terms reasonably acceptable to PNC.  In consideration for entering into the 3rd Amendment, PNC was paid a $25,000 amendment fee, $5,000 on October 20, 2009 and $20,000 on November 17, 2009, and was issued a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.25 per share. As of the date of this report, we have complied with all requirements of the 3rd Amendment.

On November 6, 2009, we entered into a fourth amendment to our existing credit agreement with PNC (the “4th Amendment”).  The 4th Amendment amended the Amended Credit Agreement, as amended by the 2nd and 3rd Amendments as follows: (i) the amount available under the Amended Credit Agreement was temporarily increased to $1.65 million from the date of the 4th Amendment until the earlier of (i) December 31, 2009 or (ii) the date upon which we receive a cash infusion of equity in an amount not less than $2.0 million on terms and conditions satisfactory to PNC.  In addition, the 4th Amendment clarifies that PNC is not waiving our existing events of default, including our failure to deliver monthly financial statements for the months ended July 31, 2009 and August 31, 2009 and the aggregate balance of the revolving advances made by us under the Amended Credit Agreement exceeding the allowable amount.  In the 4th Amendment, PNC expressly reserves all of its rights and remedies under the Amended Credit Agreement, the other documents and agreements entered into in connection with our credit agreement and at law.  The 4th Amendment contained a condition of effectiveness whereby we were required to provide PNC with a commitment letter from an investor agreeing to infuse no less than $150,000 of capital into our controlled joint venture within 7 to 10 calendar days from the effective date of the 4th amendment on terms and conditions satisfactory to PNC.  We satisfied this condition of effectiveness on November 9, 2009.   In addition, the 4th Amendment contained a condition subsequent whereby the $150,000 infusion was to have occurred within the 7 to 10 calendar day period subsequent to the November 9, 2009 effective date of the 4th Amendment.  As of the date of this Report, we have not satisfied this condition subsequent and are in negotiations with the investor and PNC to resolve this unsatisfied condition subsequent.  In consideration for entering into the 4th Amendment, we agreed to pay PNC a $10,000 amendment fee, $5,000 of which was paid on November 9, 2009 while the remaining $5,000 is due on December 7, 2009, and issue a warrant to purchase an additional 250,000 shares of our common stock at an exercise price of $0.25 per share.

The Company has paid a total of $560,696 in fees, which are amortized using the straight-line method through July 2011.  The amortized value as of September 30, 2009 was $447,903.

Note 4 – Convertible Notes Payable

During June, July and August 2009, we had several preliminary closings of a private placement for a total of 1,088 Units and received gross proceeds of $1,088,000 (net proceeds of $946,560 after cash commission of $141,440). Each Unit consists of a subordinated convertible note payable of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014.  The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of the Amended Credit Agreement, we may not pay cash interest on the notes.  The notes are convertible at the option of the note holder into common stock at the rate of $0.25 per share (the “Conversion Price”) and mature on July 1, 2011.  If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the Conversion Price.  The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

We evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities.  Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.  We evaluated the conversion feature for a beneficial conversion feature.  The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $479,160, which is amortized over the life of the loans through July 2011 using the effective-interest-rate method.

In connection with the private placement, we issued warrants to the placement agent to purchase 435,200 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014.  These warrants were valued at $54,443 and are amortized over the life of the loans through July 2011 using the effective-interest-rate method.

The amortized value as of September 30, 2009 of the warrants and the beneficial conversion feature was $510,396.  Additionally, fees totaling $234,518 were paid in cash and amortized over the life of the loans through July 2011 using the straight-line method.  There net amortized value on September 30, 2009 was $213,105.

Note 5 - Stock Options

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for options granted during the nine months ended September 30, 2009.  The expected life of the options represents the period of time the options are expected to be outstanding.  The expected term of options granted was derived based on a weighting between the average midpoint between vesting and the contractual term.  Our expected volatility is based on the historical volatility of comparable companies for a period approximating the expected life, due to the limited trading history of our common stock.  The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted.  The dividend yield is based on the fact that we do not anticipate paying any dividends on common stock in the near term.

Expected life (years)	2.50 years
Risk-free interest rate	0.93 – 1.35%
Volatility	120.00 - 169.30%
Dividend yield	0.00%

A summary of our stock option activity and related information is presented below:

	Number of Options	Weighted Average Exercise Price Per Option
Options outstanding at December 31, 2008	2,845,000	$0.30
Granted	1,570,000	0.25
Exercised	(150,000)	0.50
Forfeited	-	-
Options outstanding at September 30, 2009	4,265,000	$0.28

Options vested and exercisable at September 30, 2009	4,265,000	$0.28

During the nine months ended September 30, 2009, 1,570,000 options were granted with a weighted average grant date fair value of $0.22.  During the nine months ended September 30, 2009, 150,000 options were exercised in a cashless exercise which resulted in 75,743 shares being issued.  No options were forfeited or expired.  As of September 30, 2009, there was no unrecognized compensation cost related to non-vested stock options.  We recognized $462,888 of stock-based compensation expense during the nine months ended September 30, 2009.  As of September 30, 2009, the weighted-average remaining life of the outstanding stock options is 4.15 years.

The aggregate intrinsic value of stock options outstanding at September 30, 2009 was $40,500.  The aggregate intrinsic value of stock options outstanding at December 31, 2008 was approximately $1,603,950, of which $1,450,950 relates to awards vested and exercisable.

Note 6 - Stockholders’ Equity

Dividends

As of September 30, 2009 there was $1,531,522 of accrued and unpaid dividends on the Series A Preferred Stock.

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

Common Stock

During the nine months ended September 30, 2009, 75,743 shares of common stock were issued as a result of a cashless exercise of options to purchase 150,000 shares of common stock.

During the nine months ended September 30, 2009, 43,000 shares of common stock were issued to employees as compensation.  The stock was valued at the trading price of $0.12 per share, yielding total compensation expense to the Company of $5,160.

Note 7 - Related Party Transactions

On February 14, 2008, we leased certain real property from Mr. Tony Bruce, our director, Chief Operating Officer and President, for a period of three years for $3,500 per month in base rent.

On February 22, 2008, we leased real property necessary to run our rig housing operations from Mr. Larry Hargrave, our former Chief Executive Officer and a former director, for a period of three years for $6,000 per month in base rent.

In January 2009, as part of a settlement agreement for his termination in October 2008 from the position of chief executive officer, we entered into a consultancy agreement with Larry Hargrave, the Company’s former Chief Executive Officer, covering the period January 15, 2009 to June 15, 2009 at $10,000 per month.

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

The operations for Drilling Services operations have been discontinued and we are exploring new possibilities for the assets associated with Geological Services. For the sake of clarity, those segments are still contained herein.  The only effect shown here from the accounting for discontinued operations is the loss on the revaluation of the assets associated with Drilling Services.

Our reportable segment information is as follows as of and for the three months ended September 30, 2009:

	Segments
	Well Services	Drilling Services	Geological Services	Segments Total
Revenue	$854,938	$1,095,149	$-	$1,950,087

Gross profit (loss)	$(17,363)	$(208,407)	$(182,795)	$(408,565)

Our reportable segment information is as follows as of and for the three months ended October 31, 2008:

	Segments
	Well Services	Drilling Services	Geological Services	Segments Total
Revenue	$5,152,177	$1,361,115	$514,444	$7,027,736

Gross profit (loss)	$1,775,947	$51,255	$(299,819)	$1,527,383

Our reportable segment information is as follows as of and for the nine months ended September 30, 2009:

	Segments
	Well Services	Drilling Services	Geological Services	Segments Total
Revenue	$3,572,240	$2,613,943	$191,026	$6,377,209

Gross profit (loss)	$293,433	$146,655	$(631,784)	$(191,696)

Our reportable segment information is as follows as of and for the nine months ended October 31, 2008:

	Segments
	Well Services	Drilling Services	Geological Services	Segments Total
Revenue	$13,654,858	$3,204,615	$888,321	$17,747,794

Gross profit (loss)	$5,220,557	$181,946	$(602,507)	$4,799,996

The following table reconciles gross profit (loss) from reportable segments to our consolidated net loss for the three months ended September 30, 2009 and October 31, 2008:

	Three Months Ended
	September 30, 2009	October 31, 2008
Gross profit (loss) from reportable segments	$(408,565)	$1,527,383

Depreciation	(934,018)	(908,385)
General and administrative expenses	(441,292)	(1,183,635)
Loss from operations	(1,783,875)	(564,637)
Other expense, net	(515,559)	(1,164,700)

Net loss from continuing operations before income taxes	(2,299,434)	(1,729,337)
Federal income taxes	138,001	-
Loss from revaluation of assets held for sale	(3,271,589)	-

Net loss	$(5,433,022	$(1,729,337)

The following table reconciles gross profit (loss) from reportable segments to our consolidated net loss for the nine months ended September 30, 2009 and October 31, 2008:

	Nine Months Ended
	September 30, 2009	December 31, 2008
Gross profit (loss) from reportable segments	$(191,696)	$4,799,996

Depreciation	(2,833,245)	(2,519,555)
General and administrative expenses	(1,685,349)	(4,177,209)
Loss from operations	(4,710,290)	(1,896,768)
Other expense, net	(1,093,977)	(4,366,478)
Net loss from continuing operations before income taxes	(5,804,267)	(6,263,246)
Federal income taxes	414,948	-
Loss from revaluation of assets held for sale	(3,271,589)	-

Net loss	$(8,660,908)	$(6,263,246)

Assets by reportable segment as of September 30, 2009 and December 31, 2008 are as follows:

	Segments
	Well Services	Drilling Services	Geological Services	Segments Total
September 30, 2009	$18,530,710	$664,036	$2,180,305	$21,375,051
December 31, 2008	20,778,824	771,944	2,613,967	24,164,735

The following table reconciles assets from reportable segments to our net consolidated assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Assets from reportable segments	$21,375,051	$24,164,735
Goodwill	5,641,786	5,582,842
Other corporate assets	770,878	2,035,671
Assets held for sale	5,000,000	10,626,034

Total consolidated assets	$32,787,715	$42,409,282

Note 9 –Discontinued Operations

On or about October 8, 2009, the Company discontinued the operations in the Drilling Services Division, due to lack of profitability.  The discontinuation of operations resulted in a $1,974,467 loss for the 100 percent impairment of the goodwill associated with the purchase of the Drilling Service Division.  The related assets are now being held for sale. Due to the current depressed market for assets in the drilling industry, an impairment of $3,123,591 in their value has been recorded, which reduced their value to $5,000,000.  As a result of the write-down of the fixed assets, the related deferred tax liability, calculated on the difference between the taxable basis of the assets and their value for the Company, has been reduced by $1,826,471. During the nine months ended September 30, 2009, the total loss associated with discontinued operations was $4,034,569, of which $3,271,587 resulted from the revaluation of assets and liabilities.

The assets and liabilities of items held for sale associated with discontinued operations are as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
ASSETS:
Fixed assets	$5,000,000	$9,853,046
Goodwill	-	1,974,467

LIABILITIES:
Deferred taxes	$1,228,350	$3,054,821

Note 10 –Fair Value Measurement

The Company determines fair value measurements used in its consolidated financial statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, as determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market in which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.

Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Assets held for sale	5,000,000	-	-	5,000,000

The fair value measurements of assets held for sale are calculated based on the expected realization from selling those assets.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2009, the fair value of the debt was equal to the carrying value.

Note 10 –Subsequent Events

Subsequent events through November 23, 2009 are as follows:

The Company amended its financing two times after September 30, 2009.

On October 18, 2009, we entered into a 3rd amendment to our existing credit agreement with PNC (“3rd Amendment”).  The 3rd Amendment amended the Amended Credit Agreement, as amended by the 2nd Amendment as follows: (i) the amount available under the Amended Credit Agreement was temporarily increased by $1.385 million from the date of the 3rd Amendment until November 16, 2009 at which time this additional availability will reduce to zero and (ii) the date that certain payments made under the Amended Credit Agreement are credited to us was moved back one business day.  In addition, the 3rd Amendment clarifies that PNC is not waiving our existing events of default, including our failure to deliver monthly financial statements for the months ended July 31, 2009 and August 31, 2009 and the aggregate balance of the revolving advances made by us under the Amended Credit Agreement exceeding the allowable amount.  In the 3rd Amendment, PNC expressly reserves all of its rights and remedies under the Amended Credit Agreement, the other documents and agreements entered into in connection with the Amended Credit Agreement and at law.  In addition, the 3rd Amendment requires us to provide PNC, no later than November 3, 2009, a letter-of-intent from investors to provide us with up to $2.0 million of additional equity capital on terms reasonably acceptable to PNC.  In consideration for entering into this 3rd Amendment, PNC was paid a $25,000 amendment fee, $5,000 on October 20, 2009 and $20,000 on November 17, 2009, and was issued a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.25 per share. As of the date of this report, we have complied with all requirements of the 3rd Amendment.

On November 6, 2009, we entered into a 4th amendment to our existing credit agreement with PNC (“4th Amendment”).  The 4th Amendment amended the Amended Credit Agreement, as amended by the 2nd and 3rd Amendments as follows: (i) the amount available under the Amended Credit Agreement was temporarily increased to $1.65 million from the date of the 4th Amendment until the earlier of (i) December 31, 2009 or (ii) the date upon which we receive a cash infusion of equity in an amount not less than $2.0 million on terms and conditions satisfactory to PNC.  In addition, the 4th Amendment clarifies that PNC is not waiving our existing events of default, including our failure to deliver monthly financial statements for the months ended July 31, 2009 and August 31, 2009 and the aggregate balance of the revolving advances made by us under the Amended Credit Agreement exceeding the allowable amount.  In the 4th Amendment, PNC expressly reserves all of its rights and remedies under the Amended Credit Agreement, the other documents and agreements entered into in connection with the Amended Credit Agreement and at law.  The 4th Amendment contained a condition of effectiveness whereby we were required to provide PNC with a commitment letter from an investor agreeing to infuse no less than $150,000 of capital into our controlled joint venture within 7 to 10 calendar days from the effective date of the 4th amendment on terms and conditions satisfactory to PNC.  We satisfied this condition of effectiveness on November 9, 2009.   In addition, the 4th Amendment contained a condition subsequent whereby the $150,000 infusion was to have occurred within the 7 to 10 calendar day period subsequent to the November 9, 2009 effective date of the 4th Amendment.  As of the date of this report, we have not satisfied this condition subsequent and are in negotiations with the investor and PNC to resolve this unsatisfied condition subsequent.

In consideration for entering into this 4th Amendment, we agreed to pay PNC a $10,000 amendment fee, $5,000 of which was paid on November 9, 2009 while the remaining $5,000 is due on December 7, 2009, and issue a warrant to purchase an additional 250,000 shares of our common stock at an exercise price of $0.25 per share.

On or about October 8, 2009, the Company discontinued the operations in the Drilling Services division, due to lack of profitability.  The discontinuation of operations resulted in a $1,974,467 loss for the 100 percent impairment of the goodwill associated with the purchase of the Drilling Service Division.  The related assets are now being held for sale. Due to the current depressed market for assets in the drilling industry, an impairment of $3,123,591 in their value has been recorded, which reduced their value to $5,000,000.  As a result of the write-down of the fixed assets, the related deferred tax liability, calculated on the difference between the taxable basis of the assets and their value for the Company, has been reduced by $1,826,471. During the nine months ended September 30, 2009, the total loss associated with discontinued operations was $4,034,569, of which $3,271,587 resulted from the revaluation of assets and liabilities.

The assets and liabilities of items held for sale associated with discontinued operations are as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
ASSETS:
Fixed assets	$5,000,000	$9,853,046
Goodwill	-	1,974,467

LIABILITIES:
Deferred taxes	$1,228,350	$3,054,821

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling and well service industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors elsewhere in this Report, including under the headings “Disclosure Regarding Forward-Looking Statements” below, in this Item 2 and in our Transition Report on Form 10-K/A for the transition period from February 1, 2008 to December 31, 2008 filed with the SEC on June 10, 2009.
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

We were incorporated on October 31, 2006 as Hybrook Resources Corp. under the laws of the state of Nevada.  From inception through our fiscal year ended January 31, 2008, Hybrook was a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  Hybrook did not exercise its option and no minerals were discovered.  As a result of the acquisitions discussed below, all mineral exploration activities were discontinued.

In February 2008, Best Energy acquired two companies and certain assets from three other companies, all of which are engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries.  Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to “Best Energy Services, Inc.”  In addition, as a result of these acquisitions, our Board of Directors elected to change our fiscal year end to December 31, effective December 31, 2008, to match the calendar year ends of the acquired companies.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2009 and for the three and nine months ended September 30, 2009 and October 31, 2008, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the period from February 1, 2008 to December 31, 2008.

We recently relocated our principal executive offices to 5433 Westheimer Road, Suite 825, Houston, Texas 77056.

Business Plan

The implementation of our new business plan began with our three acquisitions that offered us a footprint in:

•	The Well Service sector

•	The Drilling Services sector

•	The Geological Services sector

As a result of these acquisitions, we operate in one industry segment, oilfield services, which includes well service, housing accommodations sectors and until October 1, 2009, included drilling services and geological mud-logging sectors.  Owing to the inability of drilling services and mud-logging to produce sustainable cash flow, those business lines are no longer offered.

In the Well Service Division, our acquisition of Best Well Service, Inc., or BWS, brought us a strong footprint in the hydrocarbon rich Hugoton basin. BWS operates 25 well service rigs in the Mid-Continent region of the United States.  BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry. BWS also has complete in-house safety certifications and we rank extremely high within our regional peer group.

In the Drilling Services Division, until those operations were discontinued in October 2009, our acquisition of BBD had operated in three separate markets in the Rocky Mountain region:

•	mining and mineral drilling, including potash, precious metals and uranium;

•	water well drilling with licenses to operate in five states; and

•	oil and gas contract drilling in conventional and unconventional target areas.

A plan has been put in place to begin the orderly liquidation of the Drilling Services assets, with the proceeds to be used to reduce the term loan with PNC.

In the Geological Services Division, our activities had been in two areas: housing accommodations and mud-logging. We are no longer offering the mud-logging services owing to the failure of that unit to produce positive cash flows and revenues. We are exploring alternatives for the use of our housing accommodations assets in areas outside of the oil and gas industry.

Significant Developments

New Management

In connection with our acquisition of all the issued and outstanding stock of BWS from its sole shareholder, Tony Bruce, we entered into a one year employment agreement with Mr. Bruce under which he agreed to serve as a Vice President of our Central Division. Since then, Mr. Bruce has joined our board of directors and on, October 13, 2008, agreed to serve as our President and Chief Operating Officer.  On February 17, 2009, we entered into a new one year employment agreement with Mr. Bruce.

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

Results of Operations

Three Months Ended September 30, 2009 compared with the Three Months Ended October 31, 2008

Revenues were $0.9 million for the three months ended September 30, 2009 compared with revenues of $5.7 million for the three months ended October 31, 2008. The decrease of $4.8 million was primarily the result of a severe downturn in drilling activity caused by low oil and gas prices.

Operating Expenses were $2.2 million for the three months ended September 30, 2009 compared with $6.6 million for the three months ended October 31, 2008, resulting in a decrease of $4.4 million.  This decrease was primarily a result of decreases in business unit operating expenses consequent to a severe decline in our revenues, coupled with an ongoing cost-cutting program that was first implemented by management in late 2008.

Net Loss from Operations was $1.3 million for the three months ended September 30, 2009 compared with a net loss from operations of $0.9 million for the three months ended October 31, 2008 resulting in an increased loss of $0.4 million.

General and Administrative Expenses for the three month period ended September 30, 2009 were $0.4 million compared with expense of $1.2 million for the three month period ended October 31, 2008. Management has made a concerted effort in 2009 to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses. Management expects cash G&A costs to now be under $1 million per year going forward.

Interest Expense was $0.4 million for the three month period ended September 30, 2009 compared with $0.9 million for the three month period ended October 31, 2008.  This decrease was primarily a result of financing costs that were written off in the three months ending October 31, 2008.

Net Loss was $5.4 million or $0.27 per common share after accrued preferred dividends for the three months ended September 30, 2009 compared with a net loss of $1.7 million or $0.10 per common share for the three months ended October 31, 2008 resulting in an increased loss of $3.7 million.  The increase in net loss for the period was primarily caused by the $3.3 million effect of revaluing the fixed assets, goodwill and deferred tax liability for discontinued operations.

Nine Months Ended September 30, 2009 compared with the Nine Months Ended October 31, 2008

Revenues were $3.8 million for the nine months ended September 30, 2009 compared with revenues of $14.5 million for the nine months ended October 31, 2008. The decrease of $10.7 million was primarily the result of a significant downturn in drilling activity caused by low oil and gas prices as well as unseasonably inclement weather that severely impacted our primary service region in April and May of this year.

Operating Expenses were $7.8 million for the nine months ended September 30, 2009 compared with $16.0 million for the nine months ended October 31, 2008, resulting in a decrease of $8.2 million.  This decrease was primarily a result of the decline in business unit operating revenues and associated direct variable costs.

Net Loss from Operations was $4.0 million for the nine months ended September 30, 2009 compared with a net loss of $1.4 million for the nine months ended October 31, 2008, resulting in an increased loss of $2.6 million.

General and Administrative Expenses were $1.7 million for the nine months ended September 30, 2009 compare with $4.2 million for the nine months ended October 31, 2008. Included in those periods is stock-based compensation of $0.5 million and $0.2 million for the periods ended September 30, 2009 and October 31, 2008, respectively. Management has made a concerted effort in 2009 to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses. Management expects cash G&A costs to now be under $1 million per year going forward.

Interest Expense decreased by $2.5 million for the nine month period ended September 30, 2009, compared with the nine month period ended October 31, 2008.  This decrease is primarily due to deferred financing costs during the nine months ended October 31, 2008.

Net Loss was $8.7 million or $0.45 per common share after accrued preferred dividends for the nine months ended September 30, 2009 compared with a net loss of $6.3 million or $0.36 per share for the nine months ended October 31, 2008, resulting in an increased loss of $2.4 million.  The increase in net loss for the period was primarily caused by the $3.3 million effect of revaluing the fixed assets, goodwill and deferred tax liability for discontinued operations.

Liquidity and Capital Resources

Historical Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2009 and October 31, 2008:

	Nine Months Ended
	September 30, 2009	October 31, 2008
Net cash provided by operating activities	$577,440	$1,623,474
Cash used in investing activities:
Capital expenditures, net	(267,612)	(784,710)
Proceeds from disposal of property and equipment		17,412
Acquisition of businesses , net of cash acquired	(58,944)	(23,360,971)
Cash provided by (used in) financing activities:
Proceeds from issuance of Term Loan	-	5,850,000
Repayments of Term Loan	(877,500)	(780,000)
Net borrowings under Revolving Advances	187,125	16,326,622
Net repayments of other notes payable	(141,932)	(5,809)
Proceeds from issuance of Units in private placement	1,088,000	11,848,080
Payment of deferred financing costs	(643,693)	(921,066)
Net increase (decrease) in cash from continuing operations	$(137,116)	$9,813,032
Net increase (decrease) in cash from discontinued operations	$(112,214)	$(9,582,821)
Net increase (decrease) in cash and cash equivalents	$(249,330)	$230,211

Operating activities during the nine months ended September 30, 2009 provided us $0.6 million of cash compared to providing $1.6 million in the nine months ended October 31, 2008.  The decrease in cash from operations for the nine months ended September 30, 2009 resulted from lower revenues.

Investing activities used $0.3 million for the nine months ended September 30, 2009 compared to $24.0 million for the nine months ended October 31, 2008.  Expenditures for the nine months ended October 31, 2008 were primarily for the acquisitions of businesses described above.

Financing activities contributed cash of $0.4 million for the nine months ended September 30, 2009 compared to providing cash of $32.3 million for the nine months ended October 31, 2008.  Contributions of cash during the nine months ended September 30, 2009 were primarily the result of the issuance of convertible debt.  Sources of cash during the nine months ended October 31, 2008 included cash received for the term and revolving portions of the credit facility and proceeds received from the private placement of Units.

We have no current commitment from our officers and directors or any of our stockholders to supplement our operations or provide us with financing in the future. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, and/or if we are unable to extend or repay our line of credit with PNC Bank, we may be forced to curtail or cease our operations. In the future, we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.  In addition, the Company is currently in default under its Amended Credit Agreement, further exacerbating its ability to continue as a going concern.

Working Capital Deficit

At September 30, 2009, our current liabilities of $24.1 million exceeded our current assets of $1.3 million resulting in a working capital deficit of $22.8 million.  This compares to a working capital deficit of $19.4 million at December 31, 2008.  The improvement in the working capital deficit is primarily the result of a decrease in current liabilities due to the reclassification of the majority of our loans payable to noncurrent as a result of the Amended Credit Agreement.  Current liabilities at September 30, 2009, include preferred stock dividends payable of $1.5 million, current portion of loans payable of $21.1 million and accounts payable of $1.0 million.  Preferred stock dividends are not expected to be paid in cash.  We expect these dividends to be paid in-kind through the issuance of additional shares of preferred stock or common stock.

Sources of Liquidity

Our sources of liquidity include our current cash and cash equivalents, availability under the revolving portion of the Amended Credit Agreement, and internally generated cash flows from operations.  We continue to explore other sources of financing that are available to us including possible sales of stock or issuance of subordinated debt.

Our availability under the Amended Credit Agreement as of September 30, 2009, was $0.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	12 Months
Notes Payable	$22,327,881	$1,471,265
Operating Leases	425,500	312,000
Employment/Consultant Contracts	200,000	212,500
Total	$22,953,381	$1,995,765

Subject to the limitations set forth in the Amended Credit Agreement, our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year.  For the nine months ended September 30, 2009, we did not have positive net income after tax and did not redeem any outstanding shares of Series A Preferred Stock.

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

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.T Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in segregation of duties in the field and home offices. As recently acquired operations are assimilated, we intend to address these weaknesses by centrally locating payables, check writing, and implementing controls regarding segregation of duties related to cash management.  We plan to have these controls in place by year end.  In the interim, management has been reviewing all disbursements and cash account activity.

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2009.

PART II

Item 1. Legal Proceedings

We are from time to time subject to litigation arising in the normal course of business. As of the date of this quarterly report on Form 10-Q, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

In 2008, Acer Capital Group sued Best Energy, American Rig Housing, and Larry Hargrave for breach of contract and fraud.  The contract claims arise from an agreement entered into between American Rig Housing and Acer Capital (the "Acer Agreement") concerning a going public transaction and certain alleged agreements concerning bridge financing for the going public transaction between American Rig Housing and Pipeline Capital (the "Pipeline Agreements”), which subsequently assigned those alleged contracts to Acer Capital.  Under the Acer Agreement, Acer was to assist with taking American Rig Housing public in return for certain equity considerations in the new company.  The agreement also purports to contemplate a fee (the "Break-up Fee") to be paid to Acer in the event the going public transaction was not consummated.  Acer claims it is owed this fee.  The defendants in the case dispute that Acer performed its obligations under the agreement and that the Break-up Fee is owed.

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

In addition, pursuant to the terms of the mediation agreement, American Rig Housing, Inc. and Larry Hargrave are required to pay a total of $275,000 in cash over a three-year term, 1,125,000 shares of Company common stock, 300,000 options to purchase Company stock at $0.16 per share over a five-year term, and 300,000 options to purchase Company stock at $0.50 per share over a five-year term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During June, July and August 2009, we had several preliminary closings of a private placement for a total of 1,088 Units and received gross proceeds of $1,088,000 (net proceeds of $946,560 after cash commission of $141,440). Each Unit consists of a subordinated convertible note payable of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014.  The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of the Amended Credit Agreement, we may not pay cash interest on the notes.  The notes are convertible at the option of the note holder into common stock at the rate of $0.25 per share (the “Conversion Price”) and mature on July 1, 2011.  If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the Conversion Price.  The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

We evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities.   Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.  We evaluated the conversion feature under the new standard for a beneficial conversion feature.  The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $533,603.

In connection with the private placement, we issued warrants to the placement agent to purchase 435,200 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014.  These warrants were valued at $42,971.

In addition, during the nine months ended September 30, 2009, we issued warrants to PNC to purchase a total of 250,000 shares of our common stock at an exercise price of $0.50 per share.

Each of the foregoing issuances of Company securities were made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that such issuances were made via transactions not involving a public offering.  Facts supporting the applicability of this exemption include that (i) the investors receiving the Company securities are sophisticated, knowledgeable and experienced investors and (ii) the Company securities were issued through direct negotiations and did not involve general solicitation.

Item 3. Defaults Upon Senior Securities

The Company is currently in default under the Credit Agreement, which defaults include the aggregate balance of the revolving advances exceeding the allowable amount, our rig utilization rate for the three months ended September 30, 2009 not meeting the minimum requirement, and not having fulfilled the condition subsequent to the  4th Amendment relating to timely completing the $150,000 sale of an interest in a controlled joint venture..

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 20, 2009, the Board of Directors of the Company appointed Dennis Irwin to serve as the Company’s Chief Financial Officer with such appointment to be effective as of November 30, 2009.  Prior to joining the Company, Mr. Irwin, age 39, was with the professional services firms Albeck Financial Services, Inc., Briggs & Veselka Co. and Jarrard, Seibert, Pollard & Company, LLC, and as controller for Zupan’s Markets. Mr. Irwin received his post-baccalaureate accounting certificate from Portland State University and is a certified public accountant.  Mr. Irwin and the Company are currently in negotiations concerning the compensation and other arrangements that will be entered into in connection with the appointment of Mr. Irwin as the Company’s Chief Financial Officer.

Item 6. Exhibits

10. 1
Waiver and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated as of August 19, 2009 by and among Best Energy Services, Inc., Bob Beeman Drilling Company, Best Well Service, Inc. and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2009).

10. 2
Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement dated as of October 20, 2009 by and among Best Energy Services, Inc., Bob Beeman Drilling Company, Best Well Service, Inc. and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2009).

10. 1
Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement dated as of November 9, 2009 by and among Best Energy Services, Inc., Bob Beeman Drilling Company, Best Well Service, Inc. and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009).

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 23, 2009	BEST ENERGY SERVICES, INC.

/s/ Mark Harrington
Mark Harrington
Chief Executive Officer and Principal Accounting Officer