Form 10-K
period 2009-12-31
BEST ENERGY SERVICES, INC.
filed 2010-04-27
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53260

BEST ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	02-0789714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5433 Westheimer Road, Suite 825, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 933-2600
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 23, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,385,264 based on the closing price as reported on the OTC Bulletin Board on such date.

As of April 23, 2010, there were 34,075,209 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Best Energy Services, Inc. and Subsidiaries

Annual Report on Form 10-K
For the year ended December 31, 2009

INTRODUCTORY NOTE AND
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Basis of Presentation

In this Annual Report on Form 10-K, the terms “Best Energy,” “the Company,” “we,” “our” and “us” refer to Best Energy Services, Inc., a Nevada corporation, and its subsidiaries on a consolidated basis. The term “Best” refers to Best Energy Services, Inc. on a standalone basis only, and not its subsidiaries. The term “Hybrook” refers to Hybrook Resources Corp. prior to its name change. Hybrook Resources Corp. changed its name to Best Energy Services, Inc. on February 14, 2008.

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

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following: the timing and extent of changes in commodity prices for crude oil, natural gas and related products, interest rates, inflation, the availability of goods and services, operational risks, availability of capital resources, legislative or regulatory changes, political developments, acts of war and terrorism, and the risks set forth in “Item 1.A Risk Factors."

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

PART I

ITEM 1. BUSINESS

Corporate Overview

We are an energy production equipment and services company engaged in well servicing, workover and related complementary activities. We own a total of 25 well service and workover rigs, and we conduct our well services primarily in the Mid-Continent regions of the United States.

Until such operations were discontinued in 2009, we also provided drilling services and related complementary activities in the Rocky Mountain region of the United States. We currently own nine drilling rigs that we are in the process of selling. Also, until such operations were discontinued in 2009, we provided housing accommodations to the oil and gas drilling industry principally in Texas and geological mud-logging services to our then existing business segments. We are also in the process of divesting the assets of this business.

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

In February 2008, Best acquired two companies and certain assets from three other companies, all of which were engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries. Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to “Best Energy Services, Inc.” In addition, as a result of these acquisitions, our Board of Directors elected to change our fiscal year-end to December 31, effective December 31, 2008, to match the calendar year-ends of the acquired companies.

We recently relocated our principal executive offices to 5433 Westheimer Road, Suite 825, Houston, Texas 77056.

Strategic Corporate Initiatives

In October 2008, our Board of Directors adopted initiatives to maintain financial stability through what the Board of Directors judged would be a severe down-turn in oil and gas prices in the fourth quarter of 2008 and consequently oilfield service activity during 2009. In connection with these initiatives, the Board of Directors appointed new officers. Mark Harrington, a Director at the time, was appointed as Chairman and subsequently Chief Executive Officer and Chief Financial Officer, replacing former Chairman and CEO Larry Hargrave, who remained as a Director until early 2010, and former CFO Jim Carroll; Tony Bruce, the founder of Best Well Service, our largest business unit, was appointed President and subsequently Chief Operating Officer. Mr. Bruce resigned in early 2010 and was replaced by his next in command, Eugene Allen. Also, in late 2009, Dennis Irwin took over the role of Chief Financial Officer. The aforementioned initiatives that remain the Company’s focus today include:

•	A “back to basics” approach that focuses on cash generation in workover services, the Company’s remaining line of business; and

•	A program of de-leveraging by identifying and liquidating non-essential fixed assets for reduction of debt.

Business Model

Our initial business plan began with our three acquisitions in February 2008 that offered us a footprint in:

•	The well servicing sector

•	The drilling services sector

•	The housing accommodations sector

As a result of these acquisitions and our 2008 expansion into the geological services sector, we were operating in one industry segment, oilfield services, in the well servicing, drilling services, housing accommodations and geological services sectors. Following the change in management, during 2009, we discontinued our operations in all sectors other than the well servicing sector due to the inability of those discontinued businesses to generate sustainable cash flow.

Well Servicing Division. Our acquisition of Best Well Service, Inc., or BWS, gave us a strong footprint in the hydrocarbon-rich Hugoton basin. BWS operates up to 25 well service rigs in the Mid-Continent region of the United States. BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry. BWS also has complete in-house safety certifications and ranks extremely high within its regional peer group.

Drilling Services Division. Until those operations were discontinued in 2009, through our acquisition of BBD, we operated in three separate markets in the Rocky Mountain region:

•	mining and mineral drilling, including potash, precious metals and uranium;

•	water well drilling with licenses to operate in five states; and

•	oil and gas contract drilling in conventional and unconventional target areas.

A plan has been put in place to begin the orderly liquidation of the Drilling Services Division assets, with the proceeds to be used to reduce the term loan with our lender, PNC Bank.

Housing Accommodations Division. Best’s acquisition of American Rig Housing, Inc. established our presence in the oilfield housing accommodations sector. During 2009, the assets of this division were used in the Geological Services Division, which was eventually discontinued. We are exploring alternatives for the use of our housing accommodations assets in areas outside of the oil and gas industry.

Geological Services Division. During 2009, before this line of business was discontinued, our activities focused on refurbishing the housing units and trailers into mobile mud-logging units. We are exploring alternatives for the use of our housing accommodations assets in areas outside of the oil and gas industry.

Business Strategy Going Forward

Our overreaching goal for 2010 is to increase the level and predictability of our revenues in the well servicing business. To accomplish this objective we are focused on three distinct growth avenues as discussed below.

Basin-Centered Opportunities. In early 2009, workover activity industry-wide witnessed a severe contraction. At BWS, activity decreased in a matter of weeks from 25 active rigs to as few as three. In the wake of that decline, BWS was able to restore its activity level to between 40-60% of available rigs by capturing a larger market share of available work in the Hugoton Basin. Best now estimates that BWS’s share of the local market is roughly 80% versus 30-35% in 2008. Best believes this higher market share is directly attributable to the following:

➢
More customer-friendly pricing practices. In 2008, based on available information, competitors of Best were charging as much as $340-$360 per hour for the same services for which BWS was charging $240 per hour. Following the early 2009 downturn, BWS reduced the price of its services by an additional 10-15%. Based on available information, BWS’s competitors reduced their prices more in an attempt to remain competitive with BWS’s pricing, and in many cases after failing to do so, withdrew from the Hugoton Basin.

➢
Safety record. BWS has an active in-house safety program, which it also tailors to fit its customers’ needs when requested. Best believes that BWS’s safety record ranks superior to that of its local competitors.

➢
Reputation and performance. BWS began operations in the Hugoton Basin in 1991. The reputation and performance of BWS over that time has been consistent and always customer-focused. In addition, several of our key employees, including our President and COO, Eugene Allen, have been with BWS for many years, in Mr. Allen’s case since 1994. In addition, BWS’s low historical employee turnover rate of less than 5% in recent years is unsurpassed in the Hugoton Basin.

New Basin Opportunities. We believe the strength of BWS’s reputation in the Hugoton Basin is an important asset for Best. Fueling that reputation is our intense focus on the needs of our customers, including the need for value-oriented pricing and strong safety programs. Best is exploring opportunities to redeploy some of BWS’s equipment into more active basins, in particular where there are high levels of activity in emerging shale-based plays. Several of BWS’s customers in the Hugoton Basin are also active in emerging shale plays. In addition, we believe there are other potential customers not active in the Hugoton Basin that would be prepared to employ our very competitively priced equipment and services.

HBFP. During 2009, a much repeated reason our customers gave for not having more active workover programs was that capital was not being made available from their corporate decision makers. In recognition of the customer’s needs for capital, Best is in the process of establishing Hugoton Basin Financing Partners, or “HBFP,” a joint undertaking with an oil and gas focused private equity group based in New York. Under the arrangement as currently contemplated, BWS will source candidates for HBFP that require capital to finance their workover projects. HBFP would take capital advanced to it by the private equity fund and, on certain undisclosed terms, provide financing to the customer in return for a preferential return from production from the wells, plus a premium and a residual back-in after payout. Customers of HBFP would be required to use BWS to provide their workover services. In addition, BWS will be retained to bundle certain additional services for the HBFP customer, with BWS being compensated for such services by the vendor. The HBFP non-binding indicative term sheet calls for up to $5 million of capital being made available to potential BWS customers. The HBFP transaction is subject to negotiation of a definitive agreement between the private equity fund and Best. Best believes there may be a substantial market for this style of financing, not only in the Hugoton Basin, but in other basins as well.

2008 Acquisitions

On February 14, 2008, we completed the acquisition of two companies, Best Well Service, Inc. (“BWS”) and Bob Beeman Drilling Company (“Beeman” or “BBD”). On February 27, 2008, we acquired certain assets from American Rig Housing, Inc. (“ARH”), Robert L. Beeman d/b/a BB Drilling Co. (“BB Drilling”) and Drill Site Services & Investments, LLC (“DSS”).

We acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $21,227,271 payable as follows: (i) a note for $20,000,000 was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility discussed below; (ii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; (iii) we agreed to issue to Mr. Bruce common stock valued at $100,000 based on a 10 day volume weighted average price, commencing with the first day of trading (46,744 shares); and (iv) payment of transaction costs of $627,271. In connection with this acquisition, we entered into a three year lease with Mr. Bruce for an equipment yard located in Liberal, Kansas at $3,500 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease. BWS continues to operate as our wholly-owned subsidiary. In addition, we entered into a one-year employment agreement with Mr. Bruce under which he served as a Vice President of our Central Division for an annual salary of $150,000. This employment agreement was replaced in February 2009 with a new contract to serve as Best’s President and COO at an annual salary of $120,000 plus options to acquire 400,000 shares. Mr. Bruce also agreed to join our board of directors. In early 2010, Mr. Bruce tendered his resignation from his executive and board positions and Eugene Allen was appointed to replace him as the Company’s President and COO.

We acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of $5,383,896, payable as follows: (i) a note for $4,050,000 was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility discussed below; (ii) $200,000 in a previously paid deposit; (iii) funds in the amount of $500,000 were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months; and (iv) payment of transaction costs of $633,896. In connection with this acquisition, we entered into a three-year lease with Mr. Beeman for an equipment yard located in Moab, Utah at $6,000 per month plus related expenses that we anticipated would additionally cost approximately $1,500 per month over the term of the lease. While BBD remains a wholly-owned subsidiary of Best, its operations were discontinued in 2009 and BBD is in the process of winding up its affairs, liquidating its assets and ultimately dissolving.

We acquired certain assets of ARH in exchange for 4,850,000 shares of our common stock. These assets consisted of certain oilfield rig houses, motor vehicles, rolling stock, and related tools and equipment. We assumed no liabilities of ARH in connection with the acquisition. We valued the transaction at $2,271,500. ARH was owned and controlled by Mr. Larry Hargrave, our former chief executive officer and a former director. In connection with this acquisition, we entered into a three-year lease with Mr. Hargrave for an equipment yard located in Cleveland, Texas at $6,000 per month plus related expenses that we anticipated would additionally cost approximately $1,500 per month over the term of the lease. We initially operated the ARH assets as a division of Best under the “American Rig Housing” name. The operations of the ARH division were discontinued in 2009 and Best is in the process of winding up its affairs and evaluating alternative uses for its assets.

We acquired certain assets of BB Drilling from its owner, Robert L. Beeman, for a cash purchase price of $2,000,000, and we acquired certain assets of DSS from its owner, Todd Beeman, for a total purchase price of $1,050,000 paid in cash except for common stock valued at $50,000 based on a 10 day volume weighted average price, commencing with the first day of trading (23,372 shares). These assets consisted of drilling rigs, motor vehicles, rolling stock, pumps and related tools and equipment. We assumed no liabilities of BB Drilling or DSS in connection with these acquisitions. We contributed the assets acquired from BB Drilling and DSS into BBD which used them in its operations before such operations were discontinued in 2009. In connection with these acquisitions, we entered into an employment agreement with Todd Beeman to act as our Vice President of Western Operations for an annual salary of $150,000. In late 2009, Todd Beeman resigned from his positions with the Company as part of the discontinuation of BBD’s operations.

2008 Private Equity Financing

In order to finance the 2008 acquisitions described above and to provide us with working capital, on February 14, 2008, we completed the initial closing of a private placement of equity resulting in gross proceeds to us of $8,640,000. Units consisting of 625 shares of our common stock and 90 shares of our Series A Preferred Stock were purchased by accredited investors at a purchase price of $1,000 per unit. In total, as of April 14, 2008, we had sold a total of 13,566 units, consisting of 8,478,750 shares of our common stock and 1,220,940 shares of Series A Preferred Stock, for total gross proceeds of $13.566 million. None of the units or the underlying shares of common or Series A Preferred Stock sold in the private placement were or have been registered under the Securities Act of 1933, as amended (the “Securities Act”) or under any state securities laws. The issuance and sale of said securities was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act and the uniform limited offering exemptions available under applicable state securities laws.

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

We retained Andrew Garrett, Inc. of New York as our exclusive placement agent for the private placement. Pursuant to our agreement, we paid Andrew Garrett a cash commission of 10% of the gross proceeds of the private placement, plus a non-allocable expense allowance of 2%, and warrants to purchase 10% of the units sold at any time over the next five years at an exercise price of $1,000 per unit. We agreed to include the common stock and Series A Preferred Stock underlying the units and the placement agent warrants in any registration statement we file.

In connection with the private placement, we agreed with the purchasers of the units that we would use our best efforts to file a resale registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of Common Stock and Series A Preferred Stock included in the Units sold in the Offering (“Registrable Securities”) within 60 days after closing the Offering. This registration statement was filed on June 11, 2008 but has not been declared effective. Under this registration rights agreement, we were required to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) the date on which all of the securities covered by the registration statement have been sold or (ii) the date on which all of such securities held by an investor may be sold without restriction pursuant to Rule 144(k) under the Securities Act, subject to our right to suspend or defer the use of such registration statement in certain events. We believe that those conditions have been met and, therefore, that the Company’s obligations with respect to the resale registration statement have terminated.

2008 Bank Debt Financing

On February 14, 2008, we also entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (the “Credit Facility”) pursuant to which we may borrow up to a maximum amount of $25,000,000 at an interest rate to be determined at the time of the particular draws, but generally equal to the PNC Base Rate plus 1% over the Alternate Base Rate or 3% over the Eurodollar Rate, as those terms are defined in the Credit Facility. The revolving credit portion of the Credit Facility was equal to $19,150,000 and could be borrowed and re-borrowed until maturity on February 14, 2012. The term loan portion of the Credit Facility was equal to $5,850,000 and was amortized to be repaid over 60 months, with an annual 25% recapture of excess cash flow applied to the principal balance, where excess cash flow is defined as EBITDA less principal and interest payments made against the Credit Facility, cash tax payments, non-financed capital expenditures and payments to our holders of Series A Preferred Stock.

We drew upon a substantial portion of our Credit Facility in order to close our 2008 acquisitions. Draws against the revolving credit portion of the Credit Facility and the term loan portion of the Credit facility are secured by all of our assets and equipment and by all of the assets and equipment of our subsidiaries. We made further draws against the Credit Facility for general working capital purposes. Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank, N.A, and may be used to increase our available funds under the terms of the Credit Facility.

During 2009, the terms of the Credit Facility were amended as set forth below.

2009 Private Equity/Convertible Debt Financing

During June, July and August 2009, we had several closings of a private placement for a total of 1,088 units and received gross proceeds therefrom of $1,088,000 and net proceeds of $843,355 after cash commissions of $244,645. Each unit consisted of a subordinated convertible note with a face amount of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014. A total of 4,352,000 warrants were issued resulting in a discount on debt of $348,805. The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of the Credit Facility, we are not allowed to pay cash interest on the notes. The notes are convertible at the option of the holder into common stock at the conversion ratio of $0.25 per share and mature on July 1, 2011. If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the conversion price. The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

We evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature under the new standard for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $237,113.

In connection with the private placement, we issued warrants to the placement agent to purchase 435,200 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014. These warrants were valued at $71,624 and are being amortized over the life of the loan according to the effective-interest-rate method.

2009/2010 Credit Facility Amendments

During 2009 and 2010, the Company and PNC Bank entered into a series of amendments to the Credit Facility. The cumulative effect of these amendments was as follows:

•	Approximately $13.35 million drawn under the revolving line of credit was converted into the term loan, resulting in a term loan balance as of April 2009 of approximately $19.2 million.
•	The maturity date of the term loan and the revolving line of credit was moved to March 31, 2011.
•
Monthly principal payments on the term loan were imposed in the following amounts: (i) $98,500 per month for May 2009 through December 2009, (ii) $125,000 per month for January 2010 through December 2010 and (iii) $150,000 each month thereafter until the maturity date.

•	Additional annual principal payments on the term loan equal to 25% of excess cash flow are required.
•	The term loan interest rate and the revolver interest rate were increased.
•	The availability under the revolving line of credit was changed to the lesser of (i) $4 million and (ii) a borrowing base formula based on cash and eligible accounts receivable.
•	The covenants concerning the Company’s fixed charge coverage ratio, EBITDA and rig utilization were adjusted.

•	A new covenant was imposed requiring the Company to make certain minimum principal payments on the term loan from the proceeds of certain drilling equipment sales.
•
A temporary over-advance on the revolving line of credit was permitted and is currently set at $1.75 million. The over-advance allowance will remain in place until March 31, 2011 and is subject to further reduction in the event the Company issues additional equity.

In consideration for the 2009 amendments, the Company paid to PNC Bank a total of $185,000 in cash fees and issued to PNC Bank warrants to acquire 250,000 shares of common stock at $0.50 per share and warrants to acquire 500,000 shares of common stock at $0.25 per share.

In consideration for the 2010 amendments, the Company paid to PNC Bank an additional $40,000 in cash fees, issued to PNC Bank additional warrants to acquire 2,000,000 shares of common stock at $0.10 per share and re-priced the warrants to acquire 750,000 shares of common stock issued to PNC Bank in 2009 to an exercise price of $0.10 per share.

2010 Private Equity Financing

In March 2010, the Company completed an offering of units of Company securities at a price of $24,000 per unit, with each unit consisting of (i) 240,000 shares of the Company’s common stock, (ii) five-year warrants to acquire 240,000 shares of the Company’s common stock at an exercise price of $0.10 per share (“Subscription Warrants”) and (iii), if investors in the private placement held shares of the Company’s Series A Preferred Stock, an additional amount of warrants equal to the Subscription Warrants received. A total of just over 50 units were sold for gross proceeds of $1,204,750

The placement agent for the Offering (or its sub-agents) will receive the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued. The cash portion of the placement agent’s fees and commissions in connection with the private placement totaled approximately $113,000.

Competition

The markets in which we operate are characterized by competition among a number of large companies as well as numerous other lesser-known competitors, which have significantly more resources than we have. These are large and well financed companies with a long history in the market. They have substantial advantages over us in terms of breadth of new development, marketing, sales, support capability and resources. In addition, these large competitors can often enter into strategic alliances with potential key customers or target accounts, which could have an adverse impact on our success with these accounts or prospects.

Regulations

There have been, and continue to be, numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. We cannot predict the impact of these or future legislative or regulatory initiatives on our new operations. The following is a general discussion of certain regulatory regimes that affect our business, many indirectly as they affect our customers’ use of our services and equipment.

Regulation of Natural Gas and Oil Exploration and Production. Our business activities are indirectly subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring customers to obtain permits for drilling wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. These operations are also subject to various conservation laws and regulations. The effect of these regulations may limit the amount of oil and gas that can be produced from wells we are engaged to service or work over and may limit the number of wells or the locations at which we can perform such services. The regulatory burden on the oil and gas industry can increase our costs of doing business and, consequently, affect our profitability. In as much as such laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of our compliance with such regulations.

Environmental Regulation. The oil and gas industry is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. To the extent laws are enacted or other governmental action is taken that prohibits or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry in general, our expected business could be adversely affected. Our operations are subject to various federal, state and local environmental laws and regulations. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, and the Safe Drinking Water Act, as well as state regulations promulgated under comparable state statutes. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations which may be extended to apply to our operations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Employees

As of March 30, 2010, we had (i) 46 field personnel and five office staff personnel associated with our BWS operations, (ii) two employees working to liquidate the assets of the discontinued operations and (iii) four employees at our corporate offices in Houston, Texas. None of our employees are covered by a collective bargaining agreement.

Available Information

Our web site can be found at www.BEYSinc.com. Best Energy makes available free of charge on or through its Internet website access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports as soon as reasonably practicable after such materials are filed with or furnished to the U.S. Securities and Exchange Commission (SEC). Alternatively, you can access these reports at the SEC’s Internet web site at www.sec.gov.

Our corporate governance materials, including our Code of Business Conduct & Ethics for members of the Board of Directors and Executive Officers may also be found at the Company’s website. From time to time, corporate governance materials on our website may be updated to comply with rules issued by the SEC, or as desirable to promote the effective governance of Best Energy Services, Inc. In addition, amendments to the Code of Business Conduct & Ethics and any grant of a waiver therefrom requiring disclosure under applicable SEC rules will be disclosed on our website. The information on our website or any other website is not incorporated by reference in this Report and should not be considered part of this Report or any other filing we make with the SEC.

ITEM 1A. RISK FACTORS

An investment in the securities of our company involves a high degree of risk. The following summarizes the material risks of purchasing or owning our securities. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider these risks factors and uncertainties in addition to the other information contained in this prospectus described below before purchasing our securities.

Risks Related to the Company’s Financial Condition

The Company has a recent history of being in default under its loan agreement and could end up in bankruptcy.

For much of 2009 and until only recently, the Company has been in default under various provisions of its secured loan agreement with PNC Bank. While, PNC Bank has recently waived all existing and past defaults under the loan agreement, there can be no assurance that the Company will not again find itself in default under the loan agreement. Because the PNC loan agreement is secured, if this occurs and the defaults are not remedied or waived, PNC Bank will have the right to foreclose on all of the assets of the Company and the Company will be forced to seek protection under federal bankruptcy laws, in which case all outstanding Company securities will likely be rendered valueless.

The Company has a highly leveraged capital structure, which limits its operating and financial flexibility.

At December 31, 2009, the Company had total indebtedness, including under the PNC loan agreement, of approximately $21,928,483 million, $20,840,483 million of which was secured indebtedness. The Company’s highly leveraged capital structure will have several important effects on its future operations, including:

•
A substantial amount of the Company’s cash flow from operations will be required to service its indebtedness, which will reduce the funds that would otherwise be available for operations, capital expenditures and expansion opportunities.

•
The covenants contained in the PNC loan agreement require the Company to meet certain financial tests and comply with certain other restrictions, including limitations on capital expenditures. These restrictions may limit the Company’s ability to undertake certain activities and respond to changes in its business and its industry.

•
The Company’s debt level may impair its ability to obtain additional capital, through equity offerings or debt financings, for working capital, capital expenditures, or refinancing of indebtedness at a time when it is highly likely that the Company will need to do so to remain a going concern.

•	The Company’s debt level makes it more vulnerable to economic downturns and adverse developments in its industry (especially declines in natural gas and crude oil prices) and the economy in general.

The Company’s lack of liquidity and capital resources puts it in a precarious position until cash flow from operations improves significantly.

The Company currently has very little liquidity and limited options to raise additional cash through financing activities. As a result, the Company will have little or no cash to make capital expenditures and necessary equipments repairs and other investments in its operations that are necessary to operate successfully in the well servicing market. Further, the Company may find itself unable to make the principal and interest payments due under the PNC loan agreements, as it did throughout 2009. Failure to do so will require the Company to negotiate additional over-advance extensions under the PNC loan agreement to remain a going concern (as it did throughout 2009), which if not obtained, would likely result in the Company filing for bankruptcy protection. The only long-term solution to this predicament is to significantly improve the Company’s cash flow from operations and there can be no assurance that such goal will be achieved in time to avoid the implications of its current financial condition, or at all.

The Company has significant and fundamental material weaknesses in its internal control over financial reporting.

As disclosed in “Item 9A(T) Controls and Procedures,” the Company has identified several significant, fundamental material weaknesses in its internal control over financial reporting. In addition, the Company’s internal control over financial reporting has not yet been audited by an independent accounting firm to confirm its effectiveness. As a result, there can be no assurance that the Company does not have additional material weaknesses in its internal control over financial reporting. The currently identified weaknesses and any such additional weaknesses and any failure to properly address the known weaknesses could have a material adverse effect on the Company.

Risks Related To Our Business

Demand for our services is almost entirely dependent on the levels of expenditures by the oil and gas industry. While recent improvements in global economic conditions have resulted in a partial recovery in oil prices, such prices appear to have plateaued. Further, natural gas prices have not participated in the same recovery. If current global economic conditions and the availability of credit do not continue to improve or continue as is for an extended period or worsen, such occurrence could reduce our customers’ levels of expenditures and have a significant adverse effect on our revenue and operating results.

The global credit and economic environment reduced worldwide demand for energy and resulted in significantly lower crude oil and natural gas prices in late 2008 and early 2009. This substantial and extended decline in oil and natural gas prices significantly reduce our customers’ activities and their spending on our services and products in 2009 and into 2010. While recent improvements in global economic conditions have resulted in a partial recovery of oil prices, such prices appear to have plateaued and natural gas prices have not participated in the same recovery. As a result, while our activity levels have improved from the all-time lows experienced in 2009, such improvement has been tentative at best and it is not yet clear in which direction current activity levels will move. If current global economic conditions, and correspondingly oil and natural gas prices, do not continue to improve or do not continue as is for an extended period or worsen, such occurrence could reduce our customers’ future levels of expenditures and their spending on our services and products. Demand for our services is almost entirely dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves. These expenditures are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices.

Prices for oil and natural gas are subject to a variety of additional factors, including:

•	demand for energy, which is affected by worldwide population growth, economic development and general economic and business conditions;
•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;
•	oil and gas production by non-OPEC countries;
•	political and economic uncertainty and socio-political unrest;
•	the level of oil exploration and production activity;
•	the cost of exploring for, producing and delivering oil and gas;
•	technological advances affecting energy consumption;
•	weather conditions;
•	long lead times associated with acquiring equipment and shortages of qualified personnel;
•	the discovery rates of new oil and natural gas reserves;
•	available pipeline, storage and other transportation capacity;
•	domestic and worldwide economic conditions;
•	the ability of oil and natural gas producers to raise equity capital and debt financing; and
•	merger and divestiture activity among oil and natural gas producers.

Reduced demand for, or excess capacity of, well service rigs can adversely affect our profitability.

Our profitability in the future will depend on many factors, but largely on utilization rates and the prices we charge for our well service rigs and crews. A reduction in the demand for well service rigs or an increase in the supply of well service rigs, whether through new construction or refurbishment, could decrease our utilization rates and could force us to lower prices, both of which would adversely affect our revenues and profitability.

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

Although presented in very summary form, among other significant energy tax items, the administration’s budget appears to propose the complete elimination of (i) deductions for intangible drilling costs and (ii) the “percentage depletion” method of deduction with respect to oil and gas wells.

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

We encounter substantial competition from other well service contractors. Our primary market areas are highly fragmented and competitive. The fact that well service rigs are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

While we must be competitive in our pricing, our competitive strategy generally emphasizes the quality of our equipment, the safety record of our rigs and the quality of service and experience of our rig crews to differentiate us from our competitors. This strategy is less effective as lower demand for well services or an oversupply of well servicing rigs intensifies price competition and makes it more difficult for us to compete on the basis of factors other than price. In all of the markets in which we compete, an oversupply of rigs can cause greater price competition, which can reduce our profitability.

Our operations involve operating hazards, which, if not insured or indemnified against, could adversely affect our results of operations and financial condition.

Our operations are subject to the many hazards inherent in oilfield operations, including the risks of:
•	Blowouts
•	Fires and explosions
•	Loss of well control
•	Collapse of the borehole
•	Lost or stuck drill strings
•	Damage or loss from natural disasters

Any of these hazards can result in substantial liabilities or losses to us from, among other things:
•	Suspension of drilling operations
•	Damage to, or destruction of, our property and equipment
•	Personal injury and loss of life
•	Damage to producing or potentially productive oil and gas formations
•	Environmental damage

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

From time to time there have been shortages of well service equipment and supplies during periods of high demand which we believe could reoccur. Shortages could result in increased prices for such equipment and supplies that we may be unable to pass on to customers. In addition, during periods of shortages, the delivery times for equipment and supplies can be substantially longer. Any significant delays in our obtaining well service equipment or supplies could limit our operations and jeopardize our relations with customers. In addition, shortages of well service equipment or supplies could delay and adversely affect our ability to obtain new contracts for our rigs, which could have a material adverse effect on our financial condition and results of operations.

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

Our success will be dependent to a significant degree on the contributions of Mark Harrington and Eugene Allen, as well as other key employees. The loss of one or more of the key personnel could have an adverse material impact on our operating results.

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

If we are unable to satisfy the capital requirements necessary to implement our current business strategy and strategic corporate initiatives, our business strategies will fail.

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

Because our articles of incorporation and bylaws and Nevada law limit the liability of our officers, directors and others, stockholders may have no recourse for actions that harm our business taken in good faith.

Under our articles of incorporation, bylaws and Nevada law, each of our officers, directors, employees, attorneys, accountants and agents are not liable for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles of incorporation and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

Our operations are subject to various laws and governmental regulations that could restrict our future operations and increase our operating costs.

Many aspects of our operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

•	Environmental quality
•	Pollution control
•	Remediation of contamination
•	Preservation of natural resources
•	Worker safety.

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

In addition, our business depends on the demand for well services from the oil and gas industry and, therefore, is affected by tax, environmental and other laws relating to the oil and gas industry generally, by changes in those laws and by changes in related administrative regulations. It is possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers, or otherwise directly or indirectly affect our operations. One particular example of such potential legislation involves the current examination of the technique of fracturing, or “fracing,” formations to enhance production. This popular technique has come under scrutiny for its potentially harmful environmental effects, primarily concerning ground water contamination. Because fracing is often critical to making well service activity economically feasible with respect to certain wells and fields, any legislation that imposes significant restrictions and/or costs on such activity, or that bans it outright, would materially adversely impact well service providers such as us.

Risks Related to our Common Stock and Series A Preferred Stock

Because the payment of dividends on our common stock is at the discretion of the Board of Directors, investors may not realize cash dividends at the frequency or in the amounts they anticipate.

We have never declared or paid any cash dividends on our common stock and will not in the foreseeable future. The payment of any future dividends on common stock will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements. Further, we are currently prohibited from paying dividends on our common stock by our loan agreement with PNC Bank. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to recover their initial investment.

Because we intend to issue more shares of our common stock in future acquisitions or to raise capital, existing stockholders will be subject to substantial dilution.

We intend to issue more shares of our common stock in future acquisitions or to raise capital. This may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such acquisition transaction may be valued on an arbitrary or non-arm's-length basis by management, resulting in an additional reduction in the percentage of common stock held by the existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval and has the power to authorize an acquisition or other transaction on any terms it deems reasonable. To the extent that additional shares of common stock are issued, stockholders may experience substantial dilution to their interests or have their rights materially adversely affected.

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

Holders of the Series A Preferred Stock may suffer dilution of the Series A Preferred Stock upon the issuance of a new series of preferred stock ranking equally with the Series A Preferred Stock.

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

There has been no public market for the Series A Preferred Stock and no such market is expected to develop. The Series A Preferred Stock is not expected to be listed or quoted on any securities exchange or market. There can be no assurance that an active trading market will develop, or if developed, that an active trading market will be maintained.

The Series A Preferred Stock will rank junior to all of our liabilities in the event of a bankruptcy, liquidation or winding up, and our common stock will rank junior to the Series A Preferred Stock and any other class of preferred stock.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our liabilities have been paid. In addition, the Series A Preferred Stock will effectively rank junior to all existing and future liabilities of our subsidiaries. The rights of holders of the Series A Preferred Stock to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of that subsidiary's creditors. As of December 31, 2009, we had outstanding bank debt of $20,840,483 million under our credit facility. In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our liabilities and our subsidiaries' liabilities, to pay amounts due on any or all of the Series A Preferred Stock then outstanding. To the extent that there are assets remaining after paying such liabilities, because our common stock ranks junior to the Series A Preferred Stock (and any other class of preferred stock we issue in the future), holders of common stock will not receive their share of any of such assets unless and until all liabilities owed to the holders of such preferred stock are satisfied.

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

Series A Preferred Stock holders may have to pay taxes with respect to distributions on the common stock they do not actually receive.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5433 Westheimer Road, Suite 825, Houston, Texas 77056. We occupy approximately 3,354 square feet pursuant to a five-year office lease, currently requiring $4,500 per month.

In connection with our acquisition of BWS, we executed an agreement to lease certain real property owned by Tony Bruce for a period of three (3) years at a rate of $3,500 per month, plus related expenses that we anticipated would additionally cost approximately $1,500 per month over the term of the lease. The leased property consists of approximately five (5) acres in Liberal, Kansas. We anticipate using the leased property to house the equipment necessary to run BWS's business over the term of the lease.

In connection with our acquisition of BBD, we executed a lease agreement to lease two parcels of real property owned by Robert Beeman for a period of one year at a rate of $6,000 per month plus related expenses that we anticipated would additionally cost approximately $1,500 per month over the term of the lease. The first leased property consists of approximately seven (7) acres in Moab, Utah. The second leased property consists of approximately ten (10) acres in Wellington, Utah. These leases are now on a month-to-month basis.

In connection with our acquisition of assets from ARH, we executed an agreement to lease certain real property owned by Larry Hargrave, our former CEO and owner of ARH, for a period of three (3) years at a rate of $6,000 per month, plus related expenses that we anticipated would cost approximately an additional $1,500 per month over the term of the lease. The leased property consists of approximately eleven (11) acres in Cleveland, Texas. We currently use the leased property to store the ARH equipment.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time subject to litigation arising in the normal course of business. As of the date of this Annual Report on Form 10-K, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

In 2008, Acer Capital Group (“Acer”) sued Best Energy, American Rig Housing, and Larry Hargrave for breach of contract and fraud. The contract claims arise from an agreement entered into between American Rig Housing and Acer (the "Acer Agreement") concerning a going public transaction and certain alleged agreements concerning bridge financing for the going public transaction between American Rig Housing and Pipeline Capital ("Pipeline"), which subsequently assigned those alleged contracts to Acer Capital. Under the Acer Agreement, Acer was to assist with taking American Rig Housing public in return for certain equity considerations in the new company. The agreement also purports to contemplate a fee (the "Break-up Fee") to be paid to Acer in the event the going public transaction was not consummated. Acer claimed it was owed the Break-up Fee. The defendants in the case alleged that neither Acer nor Pipeline had performed its obligations under the Acer Agreement and that the Break-up Fee was not owed. Acer also alleged fraud against each of the defendants, including Best Energy, claiming that the defendants made representations to it and Pipeline that were knowingly false in order to induce them to enter into the Acer Agreement and Pipeline Agreements. The defendants disputed that they made any false representations. Acer subsequently amended its complaint to add Andrew Garrett, Inc. and Mark Harrington as defendants and to assert new claims for tortious interference with contract and prospective business relations and conspiracy. All parties to the lawsuit participated in court-ordered mediation in Houston on July 22, 2009. All legal claims brought in the suit were settled at the mediation. Pursuant to the terms of the settlement agreement, the Company is not required to make any payments in connection with the settlement and will receive a full release by Acer of any claims that Acer had, now has, or may have in the future against the Company based on or related to the subject matter of the lawsuit. On March 26, 2010, the court entered a final judgment pursuant to which Acer’s motion to enforce the settlement agreement was granted.

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424). Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. (“ARH”) 1,465,625 shares of the Company’s common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008, (2) failure to issue 75,000 shares of the Company’s common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the “Severance Agreement”), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company’s common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company. The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys’ fees. The Company plans to contest the lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Common Stock

	Sale Price
	Low	High

2008
Quarter ended January 31, 2008	$1.53	$3.00
Quarter ended April 30, 2008	$1.07	$2.25
Quarter ended July 31, 2008	$0.30	$1.33
Quarter ended October 31, 2008	$0.12	$0.43

2009
Quarter ended March 31, 2009	$0.06	$2.25
Quarter ended June 30, 2009	$0.07	$0.25
Quarter ended September 30, 2009	$0.18	$0.34
Quarter ended December 31, 2009	$0.07	$0.25

Our registrar and transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. As of April 20, 2010, there were approximately 144 holders of record of our common stock and 32,162,709 shares of common stock outstanding.

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth or repay present debt obligations. Terms and conditions of our convertible notes outstanding have restrictions that presently affect our ability to pay dividends. At December 31, 2009, under the covenants contained in the Credit Facility, we would not have been permitted to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as to our equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by the stockholders	3,834,479	$0.32	51,757,416
Total	3,834,479	$0.32	51,757,416

Unregistered Sales of Equity Securities

During the year ended December 31, 2009 and through the date of this Report, the Company issued the following equity securities in unregistered transactions that were not previously disclosed in the Company’s periodic reports:

•
On October 20, 2009, as partial consideration for an amendment to a loan agreement, the Company issued to PNC Bank warrants to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

•
On November 9, 2009, as partial consideration for an amendment to a loan agreement, the Company issued to PNC Bank warrants to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

•
On February 12, 2010, as partial consideration for an amendment to a loan agreement, the Company amended warrants to acquire a total of 750,000 shares of the Company’s common stock to reduce the exercise price thereof to $0.10 per share.

•
On March 10, 2010, as partial consideration for an amendment to a loan agreement, the Company issued to PNC Bank warrants to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

•	On February 3, 2010, the Company issued options to certain directors and executive officers as described in “Item 9B. Other Information.”
•
In November 2009, in partial consideration for making a $50,000 payment on behalf of the Company to a third party, the Company agreed to issue to Morris Gad warrants to acquire 600,000 shares of the Company’s common stock at an exercise price of $0.25 per share (which exercise price was subsequently reduced to $0.10 per share).

•
On December 14, 2009, pursuant to an investment letter agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference, the Company agreed to issue to David W. Franke (i) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share (which exercise price was subsequently reduced to $0.10 per share) and (ii) if certain conditions are not met, an additional 250,000 shares of the Company’s common stock.

•
On December 14, 2009, pursuant to an investment letter agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference, the Company agreed to issue to Bruce Nickel (i) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share (which exercise price was subsequently reduced to $0.10 per share) and (ii) if certain conditions are not met, an additional 250,000 shares of the Company’s common stock.

•
On December 14, 2009, pursuant to an investment letter agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference, the Company agreed to issue to Michael Schnakenberg (i) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share (which exercise price was subsequently reduced to $0.10 per share) and (ii) if certain conditions are not met, an additional 250,000 shares of the Company’s common stock.

•
On December 14, 2009, pursuant to an investment letter agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference, the Company agreed to issue to Rick A. Zimmer (i) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share (which exercise price was subsequently reduced to $0.10 per share) and (ii) if certain conditions are not met, an additional 250,000 shares of the Company’s common stock.

•
In October 2009, in settlement of certain obligations, the Company issued to Elite Financial Communications Group (i) 50,000 shares of the Company’s common stock and (ii) warrants to acquire 200,000 shares of the Company’s common stock at exercise prices varying from $0.27 per share to $0.36 per share.

•
On February 8, 2010, in settlement of certain claims made by a party that has previously provided bridge financing to the Company, the Company issued 750,000 shares of the Company’s common stock to such party.

Each of the foregoing issuances of Company securities were made under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that such issuances were made via transactions not involving a public offering. Facts supporting the applicability of this exemption include that (i) the investors receiving the Company securities are sophisticated, knowledgeable and experienced investors, (ii) the Company securities were issued through direct negotiations and did not involve general solicitation and (iii) the investors receiving Company securities were informed that such securities were issued in an unregistered transaction and would therefore, be subject to the applicable restrictions on transfer.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.”

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including general economic and business conditions and industry trends, the continued strength or weakness of the contract land drilling and well service industry in the geographic areas in which we operate, decisions about onshore exploration and development projects to be made by oil and gas companies, the highly competitive nature of our business, the availability, terms and deployment of capital, the availability of qualified personnel, and changes in, or our failure or inability to comply with, government regulations, including those relating to the environment. We have discussed many of these factors elsewhere in this report, including in the opening section of this Report titled “Introductory Note And Special Note Regarding Forward-Looking Statements” and in “Item 1.A Risk Factors.”

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

Corporate Overview

We are an energy production equipment and services company engaged in well servicing, workover and related complementary activities. We own a total of 25 well service and workover rigs, and we conduct our well services primarily in the Mid-Continent regions of the United States.

Until such operations were discontinued in 2009, we also provided drilling services and related complementary activities in the Rocky Mountain region of the United States. We currently own a nine drilling rigs that we are in the process of selling. Also, until such operations were discontinued in 2009, we provided housing accommodations to the oil and gas drilling industry principally in Texas and geological mud-logging services to our then existing business segments. We are also in the process of divesting the assets of this business.

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

In February 2008, Best acquired two companies and certain assets from three other companies, all of which were engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries. Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to “Best Energy Services, Inc.” In addition, as a result of these acquisitions, our Board of Directors elected to change our fiscal year-end to December 31, effective December 31, 2008, to match the calendar year-ends of the acquired companies.

We recently relocated our principal executive offices to 5433 Westheimer Road, Suite 825, Houston, Texas 77056.

Strategic Corporate Initiatives

In October 2008, our Board of Directors adopted initiatives to maintain financial stability through what the Board of Directors judged would be a severe down-turn in oil and gas prices in the fourth quarter of 2008 and consequently oilfield service activity during 2009. In connection with these initiatives, the Board of Directors appointed new officers. Mark Harrington, a Director at the time, was appointed as Chairman and subsequently Chief Executive Officer and Chief Financial Officer, replacing former Chairman and CEO Larry Hargrave, who remained as a Director until early 2010, and former CFO Jim Carroll; Tony Bruce, the founder of Best Well Service, our largest business unit, was appointed President and subsequently Chief Operating Officer. Mr. Bruce resigned in early 2010 and was replaced by his next in command, Eugene Allen. Also, in last 2009, Dennis Irwin took over the role of Chief Financial Officer. The aforementioned initiatives that remain the Company’s focus today include:

•	A “back to basics” approach that focuses on cash generation in workover services, the Company’s remaining line of business; and

•	A program of de-leveraging by identifying and liquidating non-essential fixed assets for reduction of debt.

Business Model

Our initial business plan began with our three acquisitions in February 2008 that offered us a footprint in:

•	The well servicing sector

•	The drilling services sector

•	The housing accommodations sector

As a result of these acquisitions and our 2008 expansion into the geological services sector, we were operating in one industry segment, oilfield services, in the well servicing, drilling services, housing accommodations and geological services sectors. Following the change in management, during 2009, we discontinued our operations in all sectors other than the well servicing sector due to the inability of those discontinued businesses to generate sustainable cash flow.

Well Servicing Division. Our acquisition of Best Well Service, Inc., or BWS, gave us a strong footprint in the hydrocarbon-rich Hugoton basin. BWS operates up to 25 well service rigs in the Mid-Continent region of the United States. BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry. BWS also has complete in-house safety certifications and ranks extremely high within its regional peer group.

Drilling Services Division. Until those operations were discontinued in 2009, through our acquisition of Bob Beeman Drilling, or BBD, we operated in three separate markets in the Rocky Mountain region:

•	mining and mineral drilling, including potash, precious metals and uranium;

•	water well drilling with licenses to operate in five states; and

•	oil and gas contract drilling in conventional and unconventional target areas.

A plan has been put in place to begin the orderly liquidation of the Drilling Services Division assets, with the proceeds to be used to reduce the term loan with our lender, PNC Bank.

Housing Accommodations Division. Best’s acquisition of American Rig Housing, Inc. established our presence in the oilfield housing accommodations sector. During 2009, the assets of this division were used in the Geological Services Division, which was eventually discontinued. We are exploring alternatives for the use of our housing accommodations assets in areas outside of the oil and gas industry.

Geological Services Division. During 2009, before this line of business was discontinued, our activities focused on refurbishing the housing units and trailers into mobile mud-logging units. We are exploring alternatives for the use of our housing accommodations assets in areas outside of the oil and gas industry.

Business Strategy Going Forward

Our overreaching goal for 2010 is to increase the level and predictability of our revenues in the well services business. To accomplish this objective we are focused on three distinct growth avenues as discussed below.

Basin-Centered Opportunities. In early 2009, workover activity industry-wide witnessed a severe contraction. At BWS, activity decreased in a matter of weeks from 25 active rigs to as few as three. In the wake of that decline, BWS was able to restore its activity level to between 40-60% of available rigs by capturing a larger market share of available work in the Hugoton Basin. Best now estimates that BWS’s share of the local market is roughly 80% versus 30-35% in 2008. Best believes this higher market share is directly attributable to the following:

➢
More customer-friendly pricing practices. In 2008, based on available information, competitors of Best were charging as much as $340-$360 per hour for the same services for which BWS was charging $240 per hour. Following the early 2009 downturn, BWS reduced the price of its services by an additional 10-15%. Based on available information, BWS’s competitors reduced their prices more in an attempt to remain competitive with BWS’s pricing, and in many cases after failing to do so, withdrew from the Hugoton Basin.

➢
Safety record. BWS has an active in-house safety program, which it also tailors to fit its customers’ needs when requested. Best believes that BWS’s safety record ranks superior to that of its local competitors.

➢
Reputation and performance. BWS began operations in the Hugoton Basin in 1991. The reputation and performance of BWS over that time has been consistent and always customer-focused. In addition, several of our key employees, including our President and COO, Eugene Allen, have been with BWS for many years, in Mr. Allen’s case since 1994. In addition, BWS’s low historical employee turnover rate of less than 5% in recent years is unsurpassed in the Hugoton Basin.

New Basin Opportunities. We believe the strength of BWS’s reputation in the Hugoton Basin is an important asset for Best. Fueling that reputation is our intense focus on the needs of our customers, including the need for value-oriented pricing and strong safety programs. Best is exploring opportunities to redeploy some of BWS’s equipment into more active basins, in particular where there are high levels of activity in emerging shale-based plays. Several of BWS’s customers in the Hugoton Basin are also active in emerging shale plays. In addition, we believe there are other potential customers not active in the Hugoton Basin that would be prepared to employ our very competitively priced equipment and services.

HBFP. During 2009, a much repeated reason our customers gave for not having more active workover programs was that capital was not being made available from their corporate decision makers. In recognition of the customer’s needs for capital, Best is in the process of establishing Hugoton Basin Financing Partners, or “HBFP,” a joint undertaking with an oil and gas focused private equity group based in New York. Under the arrangement as currently contemplated, BWS would source candidates for HBFP that require capital to finance their workover projects. HBFP would take capital advanced to it by the private equity Fund and, on certain undisclosed terms, provide financing to the customer in return for a preferential return from production from the wells, plus a premium and a residual back-in after payout. Customers of HBFP would be required to use BWS to provide their workover services. In addition, BWS would be retained to bundle certain additional services for the HBFP customer, with BWS being compensated for such services by the vendor. The HBFP non-binding indicative term sheet calls for up to $5 million of capital being made available to potential BWS customers. The HBFP transaction is subject to negotiation of a definitive agreement between the Fund and Best. Best believes there may be a substantial market for this style of financing, not only in the Hugoton Basin, but in other basins as well.

Results of Operations

Year Ended December 31, 2009 Compared to Eleven Months Ended December 31, 2008

Revenues were $4,502,555 for the year ended December 31, 2009, compared with revenues of $16,905,372 for the eleven months ended December 31, 2008. The decrease of $12,402,817 was primarily the result of our customers’ decreased well servicing and drilling activities in reaction to the drop in commodity prices, particularly natural gas prices.

Operating expenses were $6,758,595 for the year ended December 31, 2009, compared with operating expenses of $13,611,203 for the eleven months ended December 31, 2008. The decrease of $6,852,608 was primarily the result of our customers’ decreased well servicing and drilling activities in reaction to the drop in commodity prices, particularly natural gas prices.

General and administrative expenses were $2,494,870 for the year ended December 31, 2009, compared with general and administrative expenses of $5,314,916 for the eleven months ended December 31, 2008. General and administrative expenses decreased significantly due to cost-cutting measures implemented in 2009.

Net loss from operations was $4,750,910 for the year ended December 31, 2009, compared with a net loss from operations of $2,020,747 for the eleven months ended December 31, 2008. Net loss from operations increased significantly due to our customers’ decreased well servicing and drilling activities in reaction to the drop in commodity prices, particularly natural gas prices.

Interest expense was $1,610,467 for the year ended December 31, 2009, compared with $3,054,688 for the eleven months ended December 31, 2008. The decrease was primarily due to lower fees associated with private placements of Company securities.

Net loss was $19,259,695, or $0.92 per common share after accrued preferred stock dividends for the year ended December 31, 2009, compared with a net loss of $7,937,766 or $0.33 per common share after accrued preferred stock dividends for the eleven months ended December 31, 2008. This $11,321,928 increase in net loss was primarily related to losses in the Company’s discontinued operations and the impairment of goodwill at BWS. Included in the 2009 loss is an impairment of goodwill at BWS of $5,638,327 and a loss from the impairment of equipment used in its discontinued operations of $5,367,594.

Excluding non-cash G&A costs of $1,236,409 and depreciation of $2,496,729, the operating loss from continuing operations was $1,184,794 for the year ended December 31, 2009.

Total non-cash, stock-based compensation for 2009 was $930,794. Thus cash general and administrative expenses for 2009 were $1,564,076,

Liquidity and Capital Resources

Consolidated Cash Balances and Cash Flows

The table below summarizes our cash balances as of December 31, 2009 and December 31, 2008 and cash flows for the year ended December 31, 2009 and the eleven months ended December 31, 2008. Our sources of liquidity include our current cash and cash equivalents, sales of our preferred and common stock, borrowing availability under our Credit Facility and internally-generated net cash flows from operations.

Cash flows provided by or used in:	Year Ended December 31, 2009	Eleven Months Ended December 31, 2008
Financing activities:
Proceeds from issuance of term and revolving loans	$-	$5,850,000
Net borrowings on LOC	813,266	16,733,481
Principal payments on term loans	(1,288,911)	(988,499)
Proceeds from the issuance of units in private placement	1,088,000	11,848,080
Costs of issuance of units	(244,645)	(921,066)
Bank overdraft	24,482	-
Proceeds from issuance of term and revolving loans	-	-
Bank overdraft	-	-
Net cash provided (used)	392,192	32,522,046

Investing activities
Proceeds from sale of fixed assets	62,922	17,412
Cash paid for purchase of fixed assets	(253,935)	(880,955)
Investment in subsidiary from NCI	155,000	-
Acquisition of business, net of cash acquired	-	(31,269,578)
Net cash used	(36,013)	(32,133,121)

Operating activities and discontinued operations, net used	(553,684)	(139,600)

Net increase (decrease) in cash during the period	(197,505)	249,325

Cash at the start of the period	249,330	5
Cash at the end of the period	$51,825	$249,330

Unused borrowing availability under the Credit Facility	$10,990	$520,424

Cash Flows from Financing Activities

During June, July and August 2009, we had several closings of a private placement for a total of 1,088 units and received gross proceeds therefrom of $1,088,000 and net proceeds of $843,355 after cash commissions of $244,645. Each unit consisted of a subordinated convertible note with a face amount of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014. The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of the Credit Facility, we are not allowed to pay cash interest on the notes. The notes are convertible at the option of the holder into common stock at the conversion ratio of $0.25 per share and mature on July 1, 2011. If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the conversion price. The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

We evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature under the new standard for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $237,113 in addition to warrants valued at $348,895, which are both amortized over the life of the loans through July 2011 using the effective-interest-rate method. To December 31, 2009, the Company has recorded accretion of $45,992 and accrued interest of $54,400. The debt discount at December 31, 2009 was $540,016.

In addition, to fund the original purchase, we entered into loan agreement with PNC Bank, N.A. on February 14, 2008. That agreement has since been amended nine times. The following summary of the terms of our loan agreement with PNC Bank, N.A. reflects the cumulative effect of the nine amendments that have been entered into since February 14, 2008, the date we entered into the Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (as amended through the date of this Report, the “Loan Agreement”).

Term Loan. The principal amount owed under the term loan as of December 31, 2009 was $17,942,000. Principal and interest on the term loan are payable monthly with principal payments due as follows: (i) $98,500 per month from May 1, 2009 through December 31, 2009; (ii) $125,000 per month from January 1, 2010 through December 31, 2010; and (iii) $150,000 per month thereafter until maturity. The term loan matures on March 31, 2011. The term loan also requires an annual 25% recapture of the Company’s excess cash flow to be applied to the principal balance, where excess cash flow is defined as EBIDTA less cash tax payments, non-financed capital expenditures and payments of principal on the term loan and interest on indebtedness for borrowed money. The term loan bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate) plus 2.75% or (ii) the greater of the eurodollar rate or 2% plus 4.00%. The interest rate on the term loan at December 31, 2009 was 6.00%.

Revolver. The principal amount owed under the revolver as of December 31, 2009 was $2,761,745. The revolving line credit under the Loan Agreement may be borrowed and re-borrowed until maturity. The amount available under the revolver is the lesser of (i) $4.0 million and (ii) the sum of (A) 85% of eligible receivables, (B) 100% of cash collateral account held by PNC Bank as additional security and (C) a special over advance amount less (D) any outstanding undrawn letters of credit and such reserves as PNC Bank deems proper and necessary. At December 31, 2009, there was approximately $10,990 available to borrow under the revolver. As of the date of this Report, the special over advance amount is equal to $1,750,000 less 65% of any net cash proceeds received from the Company from the issuance of any equity interests in the Company after the date of this Report and will remain in place until March 31, 2011 at which time it will reduce to zero. The revolving line of credit matures on March 31, 2011. The revolver bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate) plus 2.50% or (ii) the greater of the eurodollar rate or 2% plus 3.75%. The interest rate on the revolver at December 31, 2009 was 5.75%.

Borrowings under the Loan Agreement are secured by all of the assets and equipment of the Company and all subsidiaries. Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank.

Under the Loan Agreement, we are subject to customary covenants, including certain financial covenants and reporting requirements. Beginning on March 31, 2010, we are required to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures (except capital expenditures financed by lenders other than under the Amended Credit Agreement) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Preferred Stock), to all senior debt payments as follows:

Twelve Month Period Ending:	Fixed Coverage Ratio:
March 31, 2010	No Test
June 30, 2010	No Test
September 30, 2010	No Test
December 31, 2010	No Test
March 31, 2011 and each fiscal quarter ending thereafter	1.00 to 1.0

Under the Loan Agreement, we are required to maintain a minimum EBITDA as follows:

Period:	Minimum EBITDA:
Three months ended March 31, 2010	$130,000
Six months ended June 30, 2010	700,000
Nine months ended September 30, 2010	1,400,000
Twelve months ended December 31, 2010	2,200,000
Twelve months ended March 31, 2011 and each twelve month period ending on the final day of each fiscal quarter thereafter	No Test

Under the Loan Agreement, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock.

Under the Loan Agreement, we are required to maintain a minimum rig utilization requirements set forth in the table below:

Period	Minimum Rig Utilization
Three months ended March 31, 2010	5,325 hours
Six months ended June 30, 2010	14,825 hours
Nine months ended September 30, 2010	25,450 hours
Twelve months ended December 31, 2010	36,225 hours
Twelve months ended March 31, 2011 and each twelve month period ending on the final day of each fiscal quarter thereafter	47,125 hours

Under the Loan Agreement, we are required to make mandatory repayments of the term loan from the proceeds of sale of certain equipment used in our drilling operations (that have been discontinued) set forth in the table below:

Period	Minimum Rig Utilization
One month ended March 31, 2010	$375,000
Three months ended May 31, 2010	$975,000
Five months ended July 31, 2010	$1,575,000
Seven months ended September 30, 2010	$2,175,000
Nine months ended November 30, 2010	$2,775,000
Eleven months ended January 31, 2010	$3,375,000
Thirteen months ended March 31, 2011	$3,750,000

In addition to the foregoing and other customary covenants, the Loan Agreement contains a number of covenants that, among other things, will restrict our ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	engage in transactions with affiliates other than on an “arm’s-length” basis; and
•	make any change in the principal nature of our business.

The Loan Agreement also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

Our borrowing availability under the Credit Facility as of December 31, 2009 was approximately $10,990.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Best Energy, its wholly owned subsidiaries Best Wells Services, Inc. (BWS) and Bob Beeman Drilling Company (BBD), and its 55% owned subsidiary Best Energy Ventures, LLC (BEV). All significant inter-company balances and transactions have been eliminated. All amounts are reported at gross on the consolidated statement of operations, with the loss attributable to the non-controlling members of BEV broken out on a separate line.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of December 31, 2009 and 2008, we had no cash balances in excess of federally insured limits and no cash equivalents.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance. Based on these factors we have established an allowance for doubtful accounts of $48,623 and $120,518 at December 31, 2009 and 2008.

Credit Risk

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). In 2009, we recorded a $5,638,327 impairment of 100 percent of the goodwill associated with the 2008 purchase of BWS, due to the downturn in the market for natural gas and the resulting decrease in well servicing activity in the Hugoton Basin.

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

Best Energy follows FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”). ASC Topic 480 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments and Best Energy applies the provisions of this statement in the determination of whether its mandatorily redeemable preferred stock is properly classified as a liability or equity.

Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), Under ASC Topic 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s Consolidated Statements of Income and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities.

The Company recognized a decrease in deferred income tax liability associated with the impairment of the values of assets of discontinued operations that are being held for sale. The decrease in the liability was $1,878,658. See Note Discontinued Operations. Note that the related deferred income tax liability is classified as part of liabilities related to discontinued operations.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured. We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Operating Leases

The Company’s activities are conducted on properties leased in Liberal, Kansas and Houston, Texas. All leases are classified as operating leases that expire over the next three years years and are expensed straight line

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Stock-based compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

Income (Loss) per Share

We report basic loss per share in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon Best Energy’s net income (loss) position at the calculation date. Diluted loss per share has not been provided as it is anti-dilutive.

Preferred Stock

We accrue a 1.75% dividend on our preferred stock each quarter. As dividends are declared either as payment in kind or in cash, we relieve the accrued liability.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as FASBs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on The Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations:

	Total	Less than 1 year	1-3 years	More than 3 years

Notes payable	$21,928,483	$1,605,400	$20,482,083	$-
Operating leases	298,000	152,400	145,600	-
Employment and Consultant Contracts	1,354,590	482,000	872,590
	$23,581,073	$2,080,800	$21,500,273	$-

Our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year. For the year ended December 31, 2009, we did not have positive net income after tax and therefore did not redeem any outstanding shares of Series A Preferred Stock.

Our convertible debt accrues interest at a rate of 10% per year. We have the option to pay the interest in common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

 For Best Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Best Energy Services, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Best Energy Services, Inc. (the “Company”) as of December 31, 2009 and the related statement of operations, stockholders' deficit and cash flows for the twelve month period then ended. The financial statements for the year ended December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Best Energy Services, Inc. as of December 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 14 of the notes to the consolidated financial statements, the Company’s established source of revenues is not sufficient to cover its operating costs. This matter raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Best Energy Services, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Best Energy Services, Inc., as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from February 1, 2008 until December 31, 2008. These consolidated financial statements are the responsibility of the management of Best Energy Services, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Energy Services, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 15, 2009

Best Energy Services, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2009  and 2008

ASSETS
	December 31, 2009	December 31, 2008
Current assets
Cash	$51,825	$249,330
Accounts receivable, net of allowance for doubtful accounts of $48,623 and $120,518, respectively	489,866	3,602,118
Prepaid and other current assets	20,000	123,053
Total current assets	561,691	3,974,501

Property and equipment, net	17,482,679	19,906,867
Deferred financing costs, net	246,793	-
Goodwill and other intangible assets	3,459	5,577,649
Assets of discontinued operations	5,986,356	12,950,265
TOTAL ASSETS	$24,280,978	$42,409,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$1,076,660	$520,434
Accrued interest expense	283,807	158,400
Bank overdraft	24,482	-
Accrued officer compensation	245,000	140,000
Preferred dividends payable	1,137,534	765,761
Current portion of loans payable	4,367,145	1,371,713
Total current liabilities	7,134,628	2,956,308
Officer compensation, long-term portion	290,000	410,000
Loans payable	16,473,338	20,565,316
Convertible notes payable, net of discount of $540,016	547,984	-
Deferred income taxes	5,269,691	5,864,683
Liabilities related to discontinued operations	1,334,506	2,843,771
TOTAL LIABILITIES	31,050,147	32,640,078

STOCKHOLDERS' EQUITY (DEFICIT)
Stock payable	120,000
Series A Preferred Stock, 2,250,000 shares authorized, 1,524,449 and 1,458,592 shares issued and outstanding, at redemption value of $10 per share.	15,244,490	14,585,920
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 21,060,109 and 20,891,366 shares issued and outstanding, respectively	21,060	20,891
Additional paid-in capital	3,429,928	2,452,350
Retained deficit	(25,519,309)	(7,289,957)
Non-controlling interest	(65,338)	-
Total stockholders’ equity (deficit)	(6,769,169)	9,769,204
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,280,978	$42,409,282

(See accompanying notes to consolidated financial statements.)

Best Energy Services, Inc. and Subsidiaries
Consolidated Statements of Operations
For the year ended December 31, 2009 and the eleven months ended December 31, 2008

	Twelve Months Ended	Eleven Months Ended
	December 31, 2009	December 31, 2008

Well service revenue	$4,502,555	$16,905,372

Costs and expenses:
Direct cost of revenue	2,498,611	9,166,375
Business unit operating expenses	1,729,341	2,077,218
Depreciation and amortization	2,496,729	2,360,817
Loss on sales of property and equipment	33,914	6,793
Corporate General and administrative expense	2,494,870	5,314,916
Total operating costs and expenses	9,253,465	18,926,119

Net operating income (loss)	(4,750,910)	(2,020,747)

Other income (expense):
Other Income	656	19,878
Impairment of goodwill	(5,638,327)	-
Interest expense	(1,610,467)	(3,054,688)

Loss before provision for income taxes	(11,999,048)	(5,055,557)
Deferred income tax benefit	594,992	386,492
Net loss from continuing operations	(11,404,056)	(4,669,065)
Loss from discontinued operations	(7,045,634)	(2,502,940)
Total net loss including non-controlling interest	(18,449,690	(7,172,005
Loss attributable to non-controlling interests	220,338	-
Net loss attributable to Best Energy Services, Inc.	(18,229,352	(7,172,005
Preferred stock dividend	(1,030,343)	(765,761)
Net loss attributable to common shareholders	(19,259,695)	(7,937,766)

Per common share data - basic and diluted:
Loss from continuing operations	(0.59)	(0.28)
Loss from discontinued operations	(0.33)	(0.13)
Net loss	(0.92)	(0.41)

Weighted Average Outstanding Shares - basic and diluted	$20,990,661	$19,431,307

(See accompanying notes to consolidated financial statements.)

Best Energy Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the year ended December 31, 2009 and the eleven months ended December 31, 2008

	Twelve Months Ended	Eleven Months Ended
	December 31, 2009	December 31, 2008
Net loss from continuing operations	$(11,404,056)	$(4,669,065
Net loss from discontinued operations	(7,045,634)	(2,502,940)
Total net loss including non-controlling interest	(18,449,690)	(7,172,005)

Adjustments to reconcile net loss to net cash used for operating activities:
Options issued for services	1,470,818	1,247,548
Non-cash interest expense	115,107	3,421,066
Depreciation expense	3,756,338	3,245,212
Loss on sale of fixed assets	243,734	6,793
Deferred income tax benefit	(2,104,257)	(449,238)
Bad debt Expense	150,511	-
Impairment of goodwill	7,553,850	-
Impairment of assets held for sale	2,978,690	-
Changes in operating assets and liabilities:
Accounts receivable	2,961,529	(1,330,689)
Prepaid expenses	103,053	(123,053)
Accounts payable	556,226	464,766
Accrued expenses	110,407	550,000

CASH USED FOR OPERATING ACTIVITIES	(553,684)	(139,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of membership in subsidiary	155,000	-
Acquisition of businesses, net of cash acquired	-	(31,269,578)
Proceeds from sale of fixed assets	62,922	17,412
Cash paid for purchase of fixed assets	(253,935)	(880,955)

CASH USED FOR INVESTING ACTIVITIES	(36,013)	(32,133,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on LOC	813,266	16,733,481
Principal payments on debt	(1,288,911)	(988,449)
Proceeds from issuance of Term Loan	-	5,850,000
Proceeds from issuance of units in private placement	-	11,848,080
Payment of deferred financing costs	-	(921,066)
Borrowings on convertible debentures	1,088,000	-
Debt issuance costs on convertible debentures	(244,645)	-
Bank overdraft	24,482	-

CASH PROVIDED BY FINANCING ACTIVITIES	392,192	32,522,046

NET INCREASE (DECREASE) IN CASH	(197,505)	249,325

CASH AT BEGINNING OF YEAR	249,330	5

CASH AT YEAR END	$51,825	$249,330

(See accompanying notes to consolidated financial statements.)

Best Energy Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
For the year ended December 31, 2009 and the eleven months ended December 31, 2008

	Twelve Months Ended	Eleven Months Ended
	December 31, 2009	December 31, 2008
Cash paid for:
Interest	$2,073,323	$1,131,240
Taxes	$-	-

NON-CASH TRANSACTIONS
Cashless exercise of options	$76	$-
Accrued stock dividends	$1,030,343	$765,761
Beneficial conversion feature on convertible debentures	$586,008	$-
Proceeds from sales of fixed assets paid directly to noteholder	$620,900	$-
Dividends declared for preferred stock paid in-kind	$658,570	$126,520
Warrants issued to brokers on convertible debentures	$71,264	$-
Issuance of units in exchange for collateral agreement	$-	$2,500,000
Shares retired	$-	$6,080

(See accompanying notes to consolidated financial statements.)

Best Energy Services, Inc. and Subsidiaries
Statement of Stockholders’ Equity (Deficit)
For the year ended December 31, 2009 and the eleven months ended December 31, 2008

	Stock Payable	Series A Convertible Redeemable Preferred Stock		Common stock		Additional Paid-in	Accumulated	Non-Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance, January 31, 2008	$-	-	$-	9,685,000	$9,685	$98,109	$(117,952)	$-	$(10,158)

Shares retired	-	-	-	(6,080,000)	(6,080	6,080	-	-	-
Units issued for cash, net	-	1,220,940	12,209,400	8,478,750	8,478	(369,798)	-	-	11,848,080
Units issued for services, net	-	225,000	2,250,000	1,562,500	1,563	(51,563)	-	-	2,200,000
Shares issued for acquisitions:
BWS	-	-	-	46,744	47	99,953	-	-	100,000
ARH	-	-	-	6,200,000	6,200	2,265,300	-	-	2,271,500
DSS	-	-	-	23,372	23	49,977	-	-	50,000
Preferred stock dividends paid in kind	-	12,652	126,520	-	-	(126,520)	-	-	-
Accrued preferred dividends	-	-	-	-	-	(765,761)	-	-	(765,761)
Common stock issued for services	-	-	-	975,000	975	755,775	-	-	756,750
Share based compensation	-	-	-	-	-	490,798	-	-	490,798
Net loss	-	-	-	-	-	-	(7,172,005)	-	(7,172,005)

Balance, December 31, 2008	$-	1,458,592	$14,585,920	20,891,366	$20,891	$2,452,350	$(7,289,957)	$-	$9,769,204
									-
Cashless exercise of options	-	-	-	75,743	76	(76)	-	-	-
Stock issued for services	-	-	-	93,000	93	17,617	-	-	17,710
Stock options issued for services	-	-	-	-	-	930,794	-	-	930,794
Warrants issued related to debt modification	-	-	-	-	-	95,833	-	-	95,833
Warrants issued as commissions on convertible debentures	-	-	-	-	-	71,264	-	-	71,264
Warrants issued as compensation to consultants	-	-	-	-	-	39,115	-	-	39,115
Discount related to beneficial conversion feature and warrants attached to convertible debt	-	-	-	-	-	586,008	-	-	586,008
Dividends declared on preferred stock	-	65,857	658,570	-	-	-	-	-	658,570
Contributions for investments in subsidiary	-	-	-	-	-	-		155,000	155,000
Warrants issued to investors for investment in subsidiary	-	-	-	-	-	267,366	-	-	267,366
Accrued preferred dividends	-	-	-	-	-	(1,030,343)	-	-	(1,030,343)
Stock based compensation owed to investors for investment in subsidiary	120,000	-	-	-	-	-	-	-	120,000
Net loss	-	-	-	-	-	-	(18,229,352)	(220,338)	(18,449,690)

Balance, December 31, 2009	$120,000	1,524,449	$15,244,490	21,060,109	$21,060	$3,429,928	$(25,519,309)	$(65,338)	$(6,769,169)

(See accompanying notes to consolidated financial statements.)

 Best Energy Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2009 and 2008

Note 1 - Organization and Basis of Presentation

Nature of Business
We are an energy production equipment and services company engaged in well servicing, workover and related complementary activities. We own a total of 25 well service and workover rigs, and we conduct our well services primarily in the Mid-Continent regions of the United States.

Until such operations were discontinued in 2009, we also provided drilling services and related complementary activities in the Rocky Mountain region of the United States. We currently own nine drilling rigs that we are in the process of selling. Also, until such operations were discontinued in 2009, we provided housing accommodations to the oil and gas drilling industry principally in Texas and geological mud-logging services to our then existing business segments. We are also in the process of divesting the assets of this business.

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

In February 2008, Best acquired two companies and certain assets from three other companies, all of which were engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries. Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to “Best Energy Services, Inc.” In addition, as a result of these acquisitions, our Board of Directors elected to change our fiscal year-end to December 31, effective December 31, 2008, to match the calendar year-ends of the acquired companies.

We recently relocated our principal executive offices to 5433 Westheimer Road, Suite 825, Houston, Texas 77056.

Change in fiscal year end

Prior to the acquisitions described in Note 3 below, our fiscal year end was January 31. As a result of the acquisitions, on February 14, 2008, our board of directors elected to change our year end to December 31 effective in the fourth calendar quarter of 2008, to match the year end of the acquired companies. Accordingly, we filed an Annual Report on Form 10-K for the year ended January 31, 2008 and subsequently filed quarterly reports in 2008 on Form 10-Q for the quarters ended April 30, July 31, and October 31. In 2009, we filed a Transition Report on Form 10-K for the eleven months ended December 31, 2008.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Best Energy, its wholly owned subsidiaries Best Well Services, Inc. (BWS) and Bob Beeman Drilling Company (BBD), and its 55% owned subsidiary Best Energy Ventures, LLC (BEV). All significant inter-company balances and transactions have been eliminated. All amounts are reported at gross on the consolidated statement of operations, with the loss attributable to the non-controlling members of BEV broken out on a separate line.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of December 31, 2009 and 2008, we had no cash balances in excess of federally insured limits and no cash equivalents.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance. Based on these factors we have established an allowance for doubtful accounts of $48,623 and $120,518 at December 31, 2009 and 2008.

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

Deferred Financing Costs

The Company capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.

Deferred financing costs were $246,793 net of accumulated amortization of $69,116 as of December 31, 2009, and none as of December 31, 2008. Amortization of deferred financing costs totaled $69,116 for the years ended December 31, 2009 and $921,066 for the eleven months ended December 31, 2008.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). In 2009, we recorded a $5,638,327 impairment of 100 percent of the goodwill associated with the 2008 purchase of BWS, associated with the downturn in the market for natural gas and the resulting decrease in well-field activity in the Hugoton Basin.

Assets Held for Sale

The Company classifies certain assets as held for sale, based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, the Company estimates the net selling price of such an asset. If the net selling price is less than the carrying amount of the asset, a reserve for loss is established. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers. At December 31, 2009, the Company identified $5,986,356 of assets held for sale. These assets were part of the discontinued operations of BBD and BGS (Note 13).

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

Best Energy follows FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”). ASC Topic 480 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments and Best Energy applies the provisions of this statement in the determination of whether its mandatorily redeemable preferred stock is properly classified as a liability or equity.

Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), Under ASC Topic 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s Consolidated Statements of Income and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities.

The Company recognized a decrease in deferred income tax liability associated with the impairment of the values of assets of discontinued operations that are being held for sale. The decrease in the liability was $2,104,257 for the year ended December 31, 2009. See Note 13 - Discontinued Operations. Note that the related deferred income tax liability is classified as part of liabilities related to discontinued operations.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured. We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Operating Leases

The Company’s activities are run out of leased in Liberal, KS and Houston, TX. All leases are classified as operating leases that expire over the next three years and are expensed straight line

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant.

Income (Loss) per Share

We report basic loss per share in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon Best Energy’s net income (loss) position at the calculation date. Diluted loss per share has not been provided as it is anti-dilutive.

Preferred Stock

We accrue a 1.75% dividend on our preferred stock each quarter. As dividends are declared either as payment in kind or in cash, we relieve the accrued liability.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as FASBs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on The Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

Foreign Currency Translation

As of January 31, 2008, Best Energy’s functional currency was the Canadian dollar as substantially all of Best Energy’s operations were in Canada. Best Energy used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission in accordance with FASB ASC Topic 830, “Foreign Currency Matters” (“ASC Topic 830”).

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

As a result of the acquisitions described in Note 3 – Business Combinations and Acquisitions and the discontinuation of activities in Canada, our functional currency is now the U.S. Dollar.

Note 3- Business Combinations and Acquisitions

Best Well Service, Inc.

On February 14, 2008, we acquired BWS by purchasing all of its issued and outstanding stock from its sole shareholder, Tony Bruce, for a total purchase price of $21,227,271, payable as follows: (i) a note for $20.0 million was issued to the seller at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) funds in the amount of $0.5 million were delivered to an escrow agent to be held as security for seller’s indemnification obligations under the acquisition agreement for a period of six months; (iii) common stock valued at $0.1 million based on a 10-day volume weighted average price, commencing with the first day of trading (46,744 shares); and (iv) payment of transaction costs of $627,271. This acquisition was accounted for using the purchase method in accordance with accounting standards, which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

We have included the operating results of BWS in our consolidated financial statements from the date of acquisition.

As part of this transaction, we have entered into a three year lease with Mr. Bruce for an equipment yard located in Liberal, Kansas at $3,500 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease. BWS continues to operate as our wholly-owned subsidiary. In addition, as part of the Acquisition Agreement, we also entered into a one year employment agreement with Mr. Bruce under which he agreed to serve as a Vice President of our Central Division for an annual salary of $150,000. This employment agreement was replaced in March 2009 with a new contract to serve as Best’s President and COO at an annual salary of $120,000 per year and with options to purchase 800,000 shares of common stock. Mr. Bruce resigned from his position in January 2010.

Mr. Bruce was a member our Board of Directors and on February 18, 2009 agreed to serve as our President and Chief Operating Officer, until he resigned in January 2010. Prior to the execution of the foregoing agreements with Mr. Bruce, there was no material relationship between us and Mr. Bruce.

Bob Beeman Drilling Company

On February 14, 2008, we acquired BBD by acquiring all of its issued and outstanding stock from its sole shareholder, Robert L. Beeman, for a total purchase price of approximately $5,433,896, payable as follows: (i) a note for approximately $4.0 million was issued to Mr. Beeman at closing which was paid off shortly thereafter through funding provided by our Credit Facility more fully described in Note 5 below; (ii) $0.2 million in a previously paid deposit; (iii) funds in the amount of $0.5 million were delivered to an escrow agent to be held as security for Mr. Beeman’s indemnification obligations under the acquisition agreement for a period of six months; and (iv) payment of transaction costs of $633,896. As of December 31, 2008, escrow funds in the amount of $100,000 have not been released. This acquisition was accounted for using the purchase method in accordance with accounting standards, which has resulted in the recognition of goodwill and other intangibles in Best Energy’s consolidated financial statements.

Due to the discontinuation of operations at BBD, we have its results in our consolidated financial statements from the date of acquisition as part of the net loss in discontinued operations.

As part of this transaction, we have entered into a month-to-month lease with Mr. Beeman for equipment yards located in Moab, Utah and Wellington, Utah at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month. Prior to the execution of the foregoing agreements with Mr. Beeman, there was no material relationship between us and Mr. Beeman.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from BWS and BBD at the date of acquisition.

	BWS	BBD
Accounts receivable	$1,785,985	$434,989
Property and equipment	20,710,670	8,098,499
Goodwill	6,692,728	1,974,467
Total assets acquired	29,189,383	10,507,955
Vehicle notes payable	(424,952)	-
Deferred income tax	(6,251,175)	(2,714,603)
Total liabilities assumed	(6,676,127)	(2,714,603)
Net assets acquired	$22,513,256	$7,793,352

Deferred income tax liabilities were created in accordance with accounting standards.

Asset Purchases

On February 27, 2008, we acquired certain assets of ARH in exchange for 4,850,000 shares of our common stock. These assets consist of oil field rig houses, motor vehicles, rolling stock. and related tools and equipment. We assumed no liabilities of ARH in connection with this transaction. We valued this transaction at approximately $2.3 million based on a third-party appraisal of the assets. ARH was owned and controlled by Mr. Larry Hargrave, our former chief executive officer and a director. As part of this transaction, we entered into a three year lease with Mr. Hargrave for an equipment yard located in Cleveland, Texas at $6,000 per month plus related expenses that we anticipate will additionally cost approximately $1,500 per month over the term of the lease. Due to the discontinuation of operations at ARH, we have its results in our consolidated financial statements from the date of acquisition as part of the net loss in discontinued operations.

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

Note 4 - Property and Equipment, Net

Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008
Rigs, pumps, compressors, rig houses and related equipment	$19,810,104	$19,675,090
Vehicles	2,113,177	2,248,202
Office and computer equipment	46,250	46,250
Total property and equipment	21,969,531	21,969,532
Less: accumulated depreciation	(4,486,852)	(2,062,665)
Property and equipment, net	$17,482,679	$19,906,867

Depreciation expense was $2,496,729 for the year ended December 31, 2009 and $2,360,817 for the eleven months ended December 31, 2008.

Note 5 – Loans Payable

The following table summarizes loans payable as of December 31, 2009 and 2008:

	2009	2008
Revolving advances	$2,761,745	$16,733,481
Term loan	17,942,000	4,875,000
Convertible debt (net of $540,016 discount)	547,984	-
Vehicle notes payable	136,738	328,548
Total loans payable	21,388,467	21,937,029
Current portion of loans payable	(4,367,145)	(1,371,713)
Loans payable, net of current portion	$17,021,322	$20,565,316

Loan Agreement

The following summary of the terms of our loan agreement with PNC Bank, N.A. reflects the cumulative effect of the nine amendments that have been entered into since February 14, 2008, the date we entered into the Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (as amended through the date of this Report, the “Loan Agreement”).

Term Loan. The principal amount owed under the term loan as of December 31, 2009 was $17,942,000. Principal and interest on the term loan are payable monthly with principal payments due as follows: (i) $98,500 per month from May 1, 2009 through December 31, 2009; (ii) $125,000 per month from January 1, 2010 through December 31, 2010; and (iii) $150,000 per month thereafter until maturity. The term loan matures on March 31, 2011. The term loan also requires an annual 25% recapture of the Company’s excess cash flow to be applied to the principal balance, where excess cash flow is defined as EBIDTA less cash tax payments, non-financed capital expenditures and payments of principal on the term loan and interest on indebtedness for borrowed money. The term loan bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate) plus 2.75% or (ii) the greater of the eurodollar rate or 2% plus 4.00%. The interest rate on the term loan at December 31, 2009 was 6.00%.

Revolver. The principal amount owed under the revolver as of December 31, 2009 was $2,761,745. The revolving line credit under the Loan Agreement may be borrowed and re-borrowed until maturity. The amount available under the revolver is the lesser of (i) $4.0 million and (ii) the sum of (A) 85% of eligible receivables, (B) 100% of cash collateral account held by PNC Bank as additional security and (C) a special over advance amount less (D) any outstanding undrawn letters of credit and such reserves as PNC Bank deems proper and necessary. At December 31, 2009, there was approximately $10,990 available to borrow under the revolver. As of the date of this Report, the special over advance amount is equal to $1,750,000 less 65% of any net cash proceeds received from the Company from the issuance of any equity interests in the Company after the date of this Report and will remain in place until March 31, 2011 at which time it will reduce to zero. The revolving line of credit matures on March 31, 2011. The revolver bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate) plus 2.50% or (ii) the greater of the eurodollar rate or 2% plus 3.75%. The interest rate on the revolver at December 31, 2009 was 5.75%.

Borrowings under the Loan Agreement are secured by all of the assets and equipment of the Company and all subsidiaries. Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank.

Under the Loan Agreement, we are subject to customary covenants, including certain financial covenants and reporting requirements. Beginning on March 31, 2010, we are required to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures (except capital expenditures financed by lenders other than under the Amended Credit Agreement) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Preferred Stock), to all senior debt payments as follows:

Twelve Month Period Ending:	Fixed Coverage Ratio:
March 31, 2010	No Test
June 30, 2010	No Test
September 30, 2010	No Test
December 31, 2010	No Test
March 31, 2011 and each fiscal quarter ending thereafter	1.00 to 1.0

Under the Loan Agreement, we are required to maintain a minimum EBITDA as follows:

Period:	Minimum EBITDA:
Three months ended March 31, 2010	$130,000
Six months ended June 30, 2010	700,000
Nine months ended September 30, 2010	1,400,000
Twelve months ended December 31, 2010	2,200,000
Twelve months ended March 31, 2011 and each twelve month period ending on the final day of each fiscal quarter thereafter	No Test

Under the Loan Agreement, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock.

Under the Loan Agreement, we are required to maintain a minimum rig utilization requirements set forth in the table below:

Period	Minimum Rig Utilization
Three months ended March 31, 2010	5,325 hours
Six months ended June 30, 2010	14,825 hours
Nine months ended September 30, 2010	25,450 hours
Twelve months ended December 31, 2010	36,225 hours
Twelve months ended March 31, 2011 and each twelve month period ending on the final day of each fiscal quarter thereafter	47,125 hours

Under the Loan Agreement, we are required to make mandatory repayments of the term loan from the proceeds of sale of certain equipment used in our drilling operations (that have been discontinued) set forth in the table below:

Period	Minimum Rig Utilization
One month ended March 31, 2010	$375,000
Three months ended May 31, 2010	$975,000
Five months ended July 31, 2010	$1,575,000
Seven months ended September 30, 2010	$2,175,000
Nine months ended November 30, 2010	$2,775,000
Eleven months ended January 31, 2010	$3,375,000
Thirteen months ended March 31, 2011	$3,750,000

In addition to the foregoing and other customary covenants, the Loan Agreement contains a number of covenants that, among other things, will restrict our ability to:

•	incur or guarantee additional indebtedness;
•	transfer or sell assets;
•	create liens on assets;
•	engage in transactions with affiliates other than on an “arm’s-length” basis; and
•	make any change in the principal nature of our business.

The Loan Agreement also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

As of April 15, 2010, the Company met all conditions of its covenants.

Vehicle Notes

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

Future minimum payments under existing notes payable are as follows:

For the twelve months ending December 31,	Amount
2010	$1,605,400
2011	20,323,083

Convertible Debt

During June, July and August 2009, we had several preliminary closings of a private placement for a total of 1,088 Units and received gross proceeds of $1,088,000 (net proceeds of $843,355 after cash commission of $244,645). Each Unit consists of a subordinated convertible note payable of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014. A total of 4,352,000 warrants were issued resulting in a discount on debt of $348,895. The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of the Amended Credit Agreement, we may not pay cash interest on the notes. The notes are convertible at the option of the note holder into common stock at the rate of $0.25 per share (the “Conversion Price”) and mature on July 1, 2011. If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the Conversion Price. The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

We evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $237,113, which is amortized over the life of the loans through July 2011 using the effective-interest-rate method.

In connection with the private placement, we issued warrants to the placement agent to purchase 435,200 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014. These warrants were valued at $71,264 and are being amortized over the life of the loans through July 2011 using the effective-interest-rate method.

The amortized value as of December 31, 2009 of the warrants and the beneficial conversion feature was $540,016. Additionally, cash fees totaling $244,645 and warrants valued at $71,264 were amortized over the life of the loans through July 2011 using the straight-line method. Their net amortized value on December 31, 2009 was $246,793.

Note 6 - Stock Options and Warrants

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are issued at an exercise price equal to or greater than the fair market value of the stock at the date of grant. The stock options vest immediately or over a period ten to twelve months, and expire five years from the date of grant. Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions: .

	Year ended	11 Months ended
	December 31, 2009	December 31, 2008
Expected life (years)	2.50	2.50 - 3.00
Risk-free interest rate	0.93 - 2.81%	1.35 - 2.81%
Volatility	136.95 - 160.26%	120.00%
Dividend yield	0.00%	0.00%

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

A summary of our stock option activity and related information is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Options	Per Option	Life (Years)
Outstanding at January 1, 2008	-	-
Granted/Issued	2,995,000	$0.31
Exercised	-	-
Forfeited	(900,000)	0.39
Outstanding at December 31, 2008	2,095,000	0.28
Granted/Issued	2,520,000	0.34
Exercised	(150,000)	0.50
Forfeited	(300,000)	0.25
Outstanding at December 31, 2009	4,165,000	0.31	4.01

Exercisable at December 31, 2009	3,834,479	$0.32	4.00

The weighted average grant-date fair value per share for options granted during the year ended December 31, 2009 and the eleven months ended December 31, 2008 was $0.49 and $0.17, respectively. As of December 31, 2009, there was $297,378 unrecognized compensation cost related to non-vested stock options. Stock option expense recognized in the year ended December 31, 2009 and the eleven months ended December 31, 2008 was $930,794 and $490,798 respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2009 and the eleven months ended December 31, 2008, was $0, and the aggregate intrinsic value of stock options outstanding at December 31, 2009 was $0. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of December 31, 2009 exceeds the exercise price of the option.

There were 75,743 shares issued in 2009 in a cashless exercise of 150,000 options.

The following table summarizes the grant date fair values of our stock option activity, for non-vested options, granted options, vested options and forfeited options during the years ended December 31, 2009 and 2008:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested at January 31, 2008	-	$-
Granted	2,995,000	0.31
Vested	(2,545,000)	0.28
Forfeited	(150,000)	0.50
Non-vested at December 31, 2008	300,000	0.47
Granted	2,520,000	0.34
Exercised	(150,000)	0.50
Vested	(2,039,479)	0.38
Forfeited	(300,000)	0.25
Non-vested at December 31, 2009	330,521	$0.25

Warrants

Warrant activity for common and preferred shares for the year ended December 31, 2009 and the eleven months ended December 31, 2008, is summarized as follows:

	Number of Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Preferred Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 31, 2008	-	-		-	-
Granted/Issued	1,141,875	$0.46		135,630	$0.16
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at December 31, 2008	1,141,875	0.46		135,630	0.16
Granted/Issued	7,523,600	0.26		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at December 31, 2009	8,665,475	0.29	4.44	135,630	0.16	3.98

Exercisable at December 31, 2009	8,665,475	$0.29	4.44	135,630	$0.16	3.98

The fair value of each warrant granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Year ended	11 Months ended
	December 31, 2009	December 31, 2008
Expected life (years)	5.00	2.50 - 5.00
Risk-free interest rate	2.30 - 2.74%	1.35 - 2.59%
Volatility	120.00 - 180.84%	120.00%
Dividend yield	0.00%	0.00%

At December 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable for common shares and preferred shares was $0, due to a higher exercise price for all outstanding and exercisable warrants than the December 31, 2009 closing stock price.  According to the Black-Scholes model, the fair value of the warrants issued was as follows:

Warrants issued for debt modification	$95,833
Warrants issued to brokers on convertible debentures	71,264
Warrants issued for consultant services	39,115
Warransts issued to convertible debt holders as an inducement to the agreement	348,895
Warrants issued to investors in subsidiary	267,366
$822,473

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

Private Placement

During the eleven months ended December 31, 2008, we completed a private placement of 13,566 units at a price of $1,000 per unit. Each unit consisted of 90 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and 625 shares of common stock. As a part of the private placement, we have agreed to use our best efforts to file a registration statement for the underlying shares of common stock with liquidated damages if we did not file within 90 days of the closing of the offering, or June 29, 2008. We filed the required registration statement on June 11, 2008; however, we subsequently withdrew the registration statement.

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option. The unredeemed face value of the Series A Preferred Stock may be converted into common stock (i) by the holder at a conversion price of $4.00 per share or (ii) by us at a conversion price of $4.00 per share in the event that our common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days. Best Energy evaluated this financial instrument under FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, to determine if it more closely resembles a liability or equity. Because the redemption of the Series A Preferred Stock is contingent upon our achieving positive net income, the redemption is conditional and not certain. Accordingly, it has been included in equity on the balance sheet at December 31, 2008. We evaluated the terms of the Series A Preferred Stock and determined that it is not a derivative in accordance with FASB ASC 815-40-15 (“ASC 815-40-15” and formerly referred to as EITF 00-19).

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

In connection with this private placement, we paid cash commissions of 12% and issued warrants to purchase a total of 1,507 Units, each consisting of 90 shares of Series A Preferred Stock and 625 shares of common stock. The warrants expire on December 24, 2013 and are exercisable at a price of $1,000 per unit, subject to certain adjustments. On December 24, 2008, we split the 1,507 warrants to purchase Units into (a) warrants to purchase 135,630 shares of Series A Preferred Stock at an exercise price of $10 per share and (b) warrants to purchase 941,875 shares of common stock at an exercise price of $0.16 per share. The new warrants expire on December 24, 2013. We valued the existing warrants to purchase Units immediately before the modification, and we valued the new warrants issued in exchange. The values were identical; therefore, no additional expense was recorded for the modification.

Dividends

On April 8, 2009, we declared Series A Preferred Stock dividend to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share. The total amount of the dividend of $658,570 was paid by the issuance of 65,857 shares of Series A Preferred Stock.

On May 30, 2008 we declared Series A Preferred Stock dividend to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share. The total amount of the dividend of $126,520 was paid by the issuance of 12,652 shares of Series A Preferred Stock.

Dividends accrued on preferred stock for the periods ended 2009 and 2008 were $1,030,343 and $765,761, respectively.

There was $1,137,534 and $765,761 of accrued and unpaid dividends on the Series A Preferred Stock as of December 31, 2009 and 2008, respectively.

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

Shares Issued as Compensation

On February 22, 2008, we issued 150,000 shares of common stock to each of James Carroll and Charles Daniels in accordance with their employment agreements. These shares were valued at a total of $75,000 based on the market value of the stock on the date of issuance. This expense was recognized during the eleven months ended December 31, 2008.

During 2008, we agreed to issue 675,000 shares of common stock to Larry Hargrave in connection with his severance agreement. These shares were valued at a total of $681,750 according to the share price on the date when we agreed to issue the shares. The certificates have not been issued, but the issuance was recorded on our books in 2008.

On April 23, 2009, we issued 1,000 shares of common stock to each of 43 employees as incentive. These shares were valued at a total of $5,160 according to the share price on the date the shares were granted.

On December 15, 2009, we issued 50,000 shares of common stock to consultants as payment for a fee. These shares were valued at a total of $12,550 according to the share price on the date the shares were granted.

Stock Options Exercised

There were 75,743 shares issued in 2009 in a cashless exercise of 150,000 options. The share issuances were valued at par.

Equity Transactions with Investors in Best Energy Ventures, LLC

Included in the losses from the Company’s Best Geological Services Division (BGS) are operations of Best Energy Ventures, LLC (BEV), which was formed in 2009 to rejuvenate oil wells for the production of natural gas. We purchased rights to develop one such well, but, due to lack of capital, did not commence operations within the terms of the lease. We sold a total of 45 percent of BEV for $155,000. In connection with the sale of membership interest in BEV, we issued warrants to the members to purchase 1,800,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on December 16, 2014.  We valued these warrants using the Black-Scholes option pricing model with the following assumptions: stock prices on the grant date of $0.20, expected lives of five years, expected volatility of 179.43%, risk-free interest rate of 2.34%, and expected dividend rate of 0.00%. These warrants were valued at $267,366 and were expensed on the discontinuance of the operation in 2009. Also in connection with the sale of BEV interests, we offered 1,000,000 shares to certain investors if we did not commence work on the rig within 90 days of the date of their investment. We did not begin that work and a related stock payable of $120,000 was recorded as of December 31, 2009. Subsequent to year end, we reset the exercise price of the warrants to $0.10.

Note 8 - Income Tax

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rate expected to be in effect during the year in which the basis differences reverse.

The provision for income taxes is composed of the following:

Expected federal tax rate		35%

Expected Federal Tax Benefit		$(3,733,090)

Permanent Differences		2,192,047

Travel and Entertainment	$5,708
Penalties	4,678
Taxes	208,247
Goodwill writeoff	$1,973,414

Change in Valuation allowance		946,051

Total income tax expense (benefit)		$(594,992)

At December 31, 2009 and December 31, 2008, Best Energy has accumulated net operating losses in the United States of America totaling approximately $3,728,271 and $1,308,588 which are available to reduce taxable income in future tax years. The calculations exclude the effects of the discontinued operations.

The significant components of Best Energy’s deferred tax assets and liabilities from continuing operations as of December 31, 2009 and 2008 are as follows:

	12/31/09	12/31/08
Deferred tax assets (liabilities)
Net operating loss carryforward	$2,938,133	$444,920
Allowance for bad debts	17,018	37,183
Charitable contributions	2,874	2,874
Non-cash interest	789,384	754,739
Non-cash compensation	489,282	404,600
Fixed assets	(5,269,691)	(5,864,682)
Less: valuation allowance	(4,236,691)	(1,644,316)

Long-term deferred tax liability	$(5,269,691)	$(5,864,682)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. Best Energy has chosen to provide a valuation allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

2009
CURRENT FEDERAL TAX	$-

CURRENT STATE TAX	-

Total current income tax expense (benefit)	-

DEFERRED FEDERAL TAX	(594,992)

DEFERRED STATE TAX	-

Total deferred income tax expense (benefit)	(594,992)

TOTAL INCOME TAX EXPENSE (BENEFIT)	$(594,992)

The Company reduces its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company underwent a change in control in February 2008. Accordingly, the net operating losses in existence prior to the change in control will be limited; however, the Company has not yet determined the amount of the limitation. Based on the judgment of management at this time, a valuation allowance has been recorded on all deferred tax assets recorded on its books.

Under financial accounting standards, the Company is required to account for tax positions taken in the Company’s tax returns whose outcome may be deemed to be uncertain upon review by applicable taxing authorities.  Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount of tax benefit recognized is that amount of benefit which is likely to be realized upon settlement with the taxing authorities, if the tax position meets a threshold level of certainty greater than a 50 percent likelihood of success upon examination.

Unrecognized tax benefits are those tax benefits claimed in the Company’s tax returns which do not meet these recognition and measurement standards.

The Company has determined that no additional liability for uncertain tax positions was required for the 2009 tax year.

Note 9 - Related Party Transactions

As a result of the successful completion of the acquisitions described in Note 1, Larry Hargrave, our former CEO and a current director of the Company, was awarded a bonus of $1,000,000 to be paid $15,000 per month beginning in March 2008. As of December 31, 2008, $535,000 remained unpaid. During 2009, we renegotiated the payment of the remaining bonus to be paid as follows:

•
We agreed to issue 600,000 shares of common stock and reduce the cash payment of deferred compensation by $300,000. The shares were valued at $606,000 based on the closing price of the stock on the date of the agreement. This stock has not yet been issued; however it is shown as issued and outstanding in these consolidated financial statements.

•	We agreed to pay the money still owed to Mr. Hargrave, subject to availability of cash, at the discretion of the Board of Directors.

As a result of this modification, we recorded additional compensation expense of $306,000 in 2008.

In addition, we agreed to issue 75,000 shares of common stock to Mr. Hargrave as a part of his severance agreement. These shares were issued in lieu of $37,500 of cash payments due under Mr. Hargrave’s prior employment agreement. We valued these shares at $75,750 based on the fair value of the shares on the date of the agreement and recorded them in 2008.

On February 14, 2008, we leased certain real property from Mr. Tony Bruce, who was at the time our director and President, for a period of three years for $3,500 per month in base rent.

On February 22, 2008, we leased real property necessary to run our rig housing operations from Mr. Larry Hargrave, who was at the time our CEO and a director, for a period of three years for $6,000 per month in base rent.

Our Chief Executive Officer and the Chairman of the Board, Mark Harrington, was formerly affiliated with Andrew Garrett, Inc., which acted as our placement agent in the private placements completed in 2008 and 2009. Mr. Harrington acted as a consultant to Andrew Garrett in the 2008 private placement. In addition, Joel Gold, one of our directors, is Director of Investment Banking at Andrew Garrett. We paid Andrew Garrett as placement agent a total of $2,330,420 in commissions, management fees, and unaccountable expenses for all financings, both equity and debt, related to our acquisitions. We also issued 112,500 common shares as placement agent shares and warrants to purchase 1,507 Units.

In 2009, we paid Andrew Garrett as our placement agent a total of $141,440 in commissions, management fees, and unaccountable expenses. We also issued warrants to purchase 435,200 shares.

See Note 5 – Loans Payable – Convertible Debt and Note 7 – Stockholders’ Equity – Private Placement.

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

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a non-recurring basis.

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Assets held for sale	5,986,356	-	-	5,986,356
Liabilities:
Convertible debt	547,984	-	-	547,984

The fair value measurements of assets held for sale are calculated based on the expected realization from selling those assets.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2009, the fair value of the debt was equal to the carrying value. At December 31, 2008, there were no assets or liabilities subject to fair value measurement.

Note 11 – Commitments and Contingencies

Future minimum payments under existing operating leases and stock agreements are as follows:

For the 12 months ending	Total leases	Preferred Stock Dividends
2010	$152,400	$1,177,196
2011	70,400	1,261,789
2012	56,400	1,352,459
2013	$18,800	$1,449,646

Our Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed face value of the Series A Preferred Stock may be converted into common stock (i) by the holder at a conversion price of $4.00 per share or (ii) by us at a conversion price of $4.00 per share in the event that our common stock closes at a market price of $9.60 per share or higher for more than twenty consecutive trading days. Best Energy evaluated this financial instrument under FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, to determine if it more closely resembles a liability or equity. Because the redemption of the Series A Preferred Stock is contingent upon our achieving positive net income, the redemption is conditional and not certain. Accordingly, it has been included in equity on the balance sheet at December 31, 2008. We evaluated the terms of the Series A Preferred Stock and determined that it is not a derivative in accordance with FASB ASC 815-40-15 (“ASC 815-40-15” and formerly referred to as EITF 00-19).

In 2008, Acer Capital Group (“Acer”) sued Best Energy, American Rig Housing, and Larry Hargrave for breach of contract and fraud. The contract claims arise from an agreement entered into between American Rig Housing and Acer (the "Acer Agreement") concerning a going public transaction and certain alleged agreements concerning bridge financing for the going public transaction between American Rig Housing and Pipeline Capital ("Pipeline"), which subsequently assigned those alleged contracts to Acer Capital. Under the Acer Agreement, Acer was to assist with taking American Rig Housing public in return for certain equity considerations in the new company. The agreement also purports to contemplate a fee (the "Break-up Fee") to be paid to Acer in the event the going public transaction was not consummated. Acer claimed it was owed the Break-up Fee. The defendants in the case alleged that neither Acer nor Pipeline had performed its obligations under the Acer Agreement and that the Break-up Fee was not owed. Acer also alleged fraud against each of the defendants, including Best Energy, claiming that the defendants made representations to it and Pipeline that were knowingly false in order to induce them to enter into the Acer Agreement and Pipeline Agreements. The defendants disputed that they made any false representations. Acer subsequently amended its complaint to add Andrew Garrett, Inc. and Mark Harrington as defendants and to assert new claims for tortious interference with contract and prospective business relations and conspiracy. All parties to the lawsuit participated in court-ordered mediation in Houston on July 22, 2009. All legal claims brought in the suit were settled at the mediation. Pursuant to the terms of the settlement agreement, the Company is not required to make any payments in connection with the settlement and will receive a full release by Acer of any claims that Acer had, now has, or may have in the future against the Company based on or related to the subject matter of the lawsuit. On March 26, 2010, the court entered a final judgment pursuant to which Acer’s motion to enforce the settlement agreement was granted. We recorded no liabilities related to this settlement.

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424). Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. (“ARH”) 1,465,625 shares of the Company’s common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008, (2) failure to issue 75,000 shares of the Company’s common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the “Severance Agreement”), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company’s common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company. The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys’ fees. The Company plans to contest the lawsuit vigorously. We paid $15,000 in 2009. Accrued compensation of $535,000 and 675,000 shares have already been recorded on our books. No other accrual has been made.

Note 12 – Concentrations

As of December 31, 2009, four customers accounted for 13%, 10%, 2% and 2% of our total accounts receivable, respectively. During the year ended December 31, 2009, these four customers accounted for 14%, 1%, 21%, and 11% of total revenues, respectively.

As of December 31, 2009, two vendors accounted for 14% and 10% of total accounts payable, respectively. During the year ended December 31, 2009, these two vendors accounted for 8% and 24% of total purchases from vendors, respectively.

As of December 31, 2008, four customers accounted for 24%, 17%, 12% and 11% of total accounts receivable, respectively. During the eleven months ended December 31, 2008, these four customers accounted for 5%, 30%, 12%, and 2% of total revenues, respectively.

As of December 31, 2008, two vendors accounted for 18% and 9% of total accounts payable, respectively. During the eleven months ended December 31, 2008, these two vendors accounted for 36% and 14% of total purchases from vendors, respectively.

Note 13 –Discontinued Operations

On or about October 8, 2009, the Company discontinued the operations of BBD, due to lack of profitability. The discontinuation of operations resulted in a $1,974,467 loss for the 100 percent impairment of the goodwill associated with the purchase of the BBD. The related assets are now being held for sale. Due to the current depressed market for assets in the drilling industry, an impairment of $2,595,357 in their value has been recorded, which reduced their value to $5,000,000. As a result of the write-down of the fixed assets, the related deferred tax liability, calculated on the difference between the taxable basis of the assets and their value for the Company, has been reduced by $1,342,725. During the year ended December 31, 2009, the total loss associated with discontinued operations was $4,718,370, of which $3,227,099 resulted from the revaluation of assets and liabilities.

The assets and liabilities of items held for sale associated with discontinued operations are as follows as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
ASSETS:
Fixed assets	$4,873,256	$8,901,149
Goodwill	-	1,979,660

LIABILITIES:
Deferred tax liability	$1,504,046	$2,843,771

On or about December 31, 2009, the Company discontinued the operations of BGS, due to lack of profitability. The related assets are now being held for sale. Due to the condition of the assets and current depressed market for assets in the rig-housing industry, an impairment of $797,770 in their value has been recorded, which reduced their value to $1,113,100. As a result of the write-down of the fixed assets, the Company recognized a deferred tax asset of $169,540, calculated on the difference between the taxable basis of the assets and their value for the Company. During the year ended December 31, 2009, the total loss associated with discontinued operations was $2,327,264, of which $628,230 resulted from the revaluation of assets and liabilities.

The assets and liabilities of items held for sale associated with discontinued operations are as follows as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
ASSETS:
Fixed assets	$1,113,100	$2,069,456
Deferred tax asset*	$169,540	$-
Total assets	$1,282,640	$2,069,456

* This asset is offset against liabilities at the consolidated level and, therefore, is not subject to a valuation allowance.

Included in the losses from BGS are operations of Best Energy Ventures, LLC (BEV), which was formed in 2009 to rejuvenate oil wells for the production of natural gas. We purchased rights to develop one such well, but, due to lack of capital, did not commence operations within the terms of the lease. In connection with the sale of membership interest in Best Energy Ventures, LLC, we issued warrants to the members to purchase 1,800,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on December 16, 2014. We valued these warrants using the Black-Scholes option pricing model with the following assumptions: stock prices on the grant date of $0.20, expected lives of five years, expected volatility of 179.43%, risk-free interest rate of 2.34%, and expected dividend rate of 0.00%. These warrants were valued at $267,366 and were expensed on the discontinuance of the operation in 2009. Also in connection with the sale of BEV, we offered 1,000,000 shares to certain investors if we did not commence work on the rig within 90 days of the date of their investment. We did not begin that work and a related stock payable of $120,000 was recorded as of December 31, 2009. The payable was valued based on the trading market price of the shares on December 31, 2009.

Note 14 – Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. In 2009, our cash expenses exceeded our cash revenues, which raises substantial doubt about our ability to continue as a going concern.

Note 15 – Subsequent Events

Subsequent events through the date of this Report are as follows:

On January 13, 2010, the Company, its subsidiaries and PNC Bank entered into that certain Waiver and Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement (the “Fifth Amendment”). The Fifth Amendment amended the Loan Agreement as follows: (1) the amount available under the revolving credit line was temporarily increased by $1,900,000 from the date of the Fifth Amendment until the earlier of (i) January 30, 2010 and (ii) the date on which the Company completes an equity offering that yields net cash proceeds to the Company of at least $2.1 million (a “Successful Equity Offering”), after which time this additional availability will reduce to zero; (2) the fixed charge coverage ratio covenant was eliminated for the twelve months ended September 30, 2010 and December 31, 2010 and was reduced for subsequent periods to 1.00 to 1.00; (3) the minimum EBITDA covenant was amended to lower the minimum EBITDA levels for the periods covered by such covenant; and (4) the minimum rig utilization covenant was amended to measure rig utilization by the daily average number of rigs earning revenue during a measurement period and setting the minimum levels for such measurement periods. In addition, the Fifth Amendment conditionally waived the existing defaults that had occurred and were continuing as of the date of the Fifth Amendment. The condition for this waiver was the completion of a Successful Equity Offering. In the Fifth Amendment, PNC expressly reserved all of its rights and remedies under the Loan Agreement, the other documents and agreements entered into in connection with the Loan Agreement and at law, subject to the conditional waiver described above. In addition, the Fifth Amendment required the Company to complete a Successful Equity Offering no later than January 31, 2010. In consideration of the Fifth Amendment, the Company agreed to (i) pay to its lenders a cash fee of $10,000, payable $5,000 on the date of the Fifth Amendment and $5,000 on February 12, 2010, (ii) pay to its lenders a cash fee of $50,000 if the Company completes a Successful Equity Offering that generates gross cash proceeds to the Company of at least $3,000,000, (iii) concurrently with the completion of a Successful Equity Offering, issue to PNC a warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 per share and (iv) amend the warrants currently held by PNC entitling PNC to acquire 750,000 shares of the Company’s common stock to reduce the exercise price thereof to $0.10 per share.

On February 3, 2010, the Company, its subsidiaries and PNC Bank entered into that certain Waiver and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Loan Agreement as follows: the amount available under the revolving credit line was temporarily increased by $2,150,000 from the date of the Sixth Amendment until the earlier of (i) February 27, 2010 and (ii) the date on which the Company completes an equity offering that yields net cash proceeds to the Company of at least $2.15 million (a “Successful Equity Offering”), after which time this additional availability will reduce to zero. In addition, the Sixth Amendment conditionally waived the existing defaults that had occurred and were continuing as of the date of the Sixth Amendment. The condition for this waiver was the completion of a Successful Equity Offering. In the Sixth Amendment, PNC expressly reserved all of its rights and remedies under the Loan Agreement, the other documents and agreements entered into in connection with the Loan Agreement and at law, subject to the conditional waiver described above. In addition, the Sixth Amendment required that (i) the Company complete a Successful Equity Offering no later than February 27, 2010, (ii) no later than February 5, 2010, the amount of funds deposited into the escrow account established at PNC in connection with the pending Successful Equity Offering plus the amount of funds pledged by investors in the pending Successful Equity Offering pursuant to executed subscription agreements must be not less than $1,500,000, (iii) no later than February 15, 2010, the amount of funds deposited into the escrow account established at PNC in connection with the pending Successful Equity Offering plus the amount of funds pledged by investors in the pending Successful Equity Offering pursuant to executed subscription agreements must be not less than $2,400,000 and (iv) the Company deliver to PNC amendments to PNC’s existing warrants to purchase 750,000 shares of the Company’s common stock reducing the exercise price thereof to $0.10 per share (as provided in the Waiver and Amendment No. 5). In consideration of the Sixth Amendment, the Company agreed to (i) pay to its lenders a cash fee of $10,000, payable $5,000 on the date of the Sixth Amendment and $5,000 on February 18, 2010 (or earlier if an event of default occurs), (ii) pay to its lenders a cash fee of $50,000 if the Company completes a Successful Equity Offering that generates gross cash proceeds to the Company of at least $3,000,000 (as provided in the Waiver and Amendment No. 5) and (iii) concurrently with the completion of a Successful Equity Offering, issue to PNC a warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share (in replacement of the warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 per share as provided in the Waiver and Amendment No. 5).

On February 19, 2010, the Company, its subsidiaries and PNC Bank entered into that certain Waiver and Amendment No. 7 to Revolving Credit, Term Loan and Security Agreement (the “Seventh Amendment”). The Seventh Amendment amended the Loan Agreement as follows: (i) the definition of “Successful Equity Offering” was revised to clarify that such an equity offering must be completed by February 27, 2010, (ii) the definition of “Special Advance Amount” was revised to add a third special advance amount of $1,000,000 during the period beginning on the completion of a Successful Equity Offering and ending on the first anniversary thereof and (iii) the definition of “Special Advance Amount” was revised to clarify that if the Successful Equity Offering is not completed by February 27, 2010, the Special Advance Amount will be zero at all times thereafter. In addition, the Seventh Amendment conditionally waived the existing defaults that had occurred and were continuing as of the date of the Seventh Amendment. The condition for this waiver was the completion of a Successful Equity Offering. In the Seventh Amendment, PNC expressly reserved all of its rights and remedies under the Loan Agreement, the other documents and agreements entered into in connection with the Loan Agreement and at law, subject to the conditional waiver described above. In addition, the Seventh Amendment required that the Company complete a Successful Equity Offering no later than February 27, 2010. In consideration of the Seventh Amendment, the Company agreed to (i) pay to its lenders a cash fee of $10,000, payable $5,000 on the date of the Seventh Amendment and $5,000 on March 19, 2010 (or earlier if an event of default occurs), (ii) pay to its lenders a cash fee of $50,000 if the Company completes a Successful Equity Offering that generates gross cash proceeds to the Company of at least $3,000,000 (as provided in the Waiver and Amendment No. 5 and the Waiver and Amendment No. 6) and (iii) concurrently with the completion of a Successful Equity Offering, issue to PNC a warrant to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.10 per share (in replacement of the warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share as provided in the Waiver and Amendment No. 6).

On March 11, 2010, the Company, its subsidiaries and PNC Bank entered into that certain Waiver and Amendment No. 8 to Revolving Credit, Term Loan and Security Agreement (the “Eighth Amendment”). On March 16, 2010, the Company, its subsidiaries and PNC Bank entered into that certain Amendment No. 9 to Revolving Credit, Term Loan and Security Agreement (the “Ninth Amendment” and together with the Eight Amendment, the “Eighth and Ninth Amendments”). The Eighth and Ninth Amendments amended the Loan Agreement as follows: (i) the definition of “Successful Equity Offering” was revised to reduce the amount of net cash proceeds that the Company must realize from such offering to $1 million and to require that such offering close no later than March 25, 2010; (ii) the definitions of “Special Advance Amount” and “Special Advance Period” were revised to (A) increase the availability under the revolving line of credit by $2,400,000 until March 25, 2010, (B) after March 25, 2010 (assuming a Successful Equity Offering is completed), set the amount of this additional availability under the revolving line of credit to the lesser of (1) $1,750,000 and (2) $2,400,000 less 65% of the net cash proceeds received by the Company from the issuance of equity interests (including in connection with a Successful Equity Offering), with such additional availability to remain in place until March 31, 2011 and (C) reduce the amount of this additional availability under the revolving line of credit to zero at all times after March 31, 2011 or March 25, 2010 if a Successful Equity Offering is not completed by such date; (iii) Section 2.21 of the Loan Agreement was revised to no longer allow the Company to reinvest the proceeds from the certain sales of collateral rather than use such proceeds to pay down the loans; (iv) Section 4.3 of the Loan Agreement was revised to no longer allow the Company to exchange its equipment for similar replacement equipment; (v) Section 6.5(b) of the Loan Agreement was revised to amend the minimum EBITDA covenant to adjust the measurement periods and decrease the minimum EBITDA requirement for the quarter ended March 31, 2010 and increase the minimum EBITDA requirements for the subsequent periods; (vi) Section 6.5(c) of the Loan Agreement and the definition of “Minimum Rig Utilization” were revised to amend the minimum rig utilization covenant to (A) change the measurement point from the daily average number of rigs earning revenue in a given period to the total number of rig hours billed in a given period and (B) set the minimum required levels for this new measurement point; (vii) a new Section 6.5(d) was added to the Loan Agreement that requires the Company to meet certain minimum mandatory term loan repayment requirements through the sale of equipment owned by BBD (whose operations have been discontinued); (viii) Section 9.7 of the Loan Agreement was revised to extend the deadline for delivering audited financial statements for 2009 to April 15, 2010; and (ix) Section 9.9 of the Loan Agreement was revised to require that the Company deliver the monthly financial statements for January 2010 by March 15, 2010. In addition, the Eighth and Ninth Amendments conditionally waived the existing defaults that had occurred and were continuing as of the date of the Ninth Amendment. The condition for this waiver was the completion of a Successful Equity Offering, as redefined. In the Eighth and Ninth Amendments, PNC expressly reserved all of its rights and remedies under the Loan Agreement, the other documents and agreements entered into in connection with the Loan Agreement and at law, subject to the conditional waiver described above. In consideration of the Eighth and Ninth Amendments, the Company agreed (i) pay to its lenders a cash fee of $10,000, payable $5,000 on the date of the Eighth and Ninth Amendments and $5,000 on April 10, 2010 (or earlier if an event of default occurs), (ii) pay to its lenders a cash fee of $50,000 if the Company completes a Successful Equity Offering that generates gross cash proceeds to the Company of at least $3,000,000 (as provided in the Waiver and Amendment No. 5, the Waiver and Amendment No. 6 and the Waiver and Amendment No. 7) and (iii) issue to PNC a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

On February 8, 2010, we issued 750,000 shares of the Company’s common stock to a party that previously provided bridge financing to the Company.

On January 25, 2010, Larry Hargrave resigned from his position as a Director of Best Energy Services, Inc. (the “Company”). On January 27, 2010, Tony Bruce resigned from his position as a Director of the Company and from his position as the President and Chief Operating Officer of the Company. Effective as of January 29, 2010, the Board of Directors of the Company (the “Board”) filled the vacancy created by Mr. Bruce’s resignation by appointing Eugene Allen to serve as the Company’s President and Chief Operating Officer. Effective as of January 29, 2010, the Board filled the Board vacancy created by Mr. Hargrave’s resignation by electing David Voyticky to serve as a Director of the Company. Also, on February 3, 2010, the Board reduced the number of directors constituting the entire Board from five (5) to four (4) in order to eliminate the vacancy created by Mr. Bruce’s resignation.

On March 25, 2010, the Company completed an initial closing of its offering of units of Company securities (the “Units”) at a price of $24,000 per Unit (the “Offering”), with each Unit consisting of (i) 240,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share (“Subscription Warrants”) and (iii), if investors in the Offering hold shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Preferred Stock”), additional five-year warrants to acquire shares of Common Stock at an exercise price of $0.10 per share (“Participation Warrants”). In connection with the initial closing of the Offering, the Company sold just over 42 Units for gross cash proceeds of $1,009,000. The placement agent for the Offering (or its sub-agents) will receive the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued. The cash portion of the placement agent’s fees and commissions in connection with the initial closing of the Offering totaled $93,710.50.

Effective as of March 31, 2010, the Company completed the Offering. In connection with the subsequent closings of the Offering, the Company sold just over 8 additional Units for additional gross cash proceeds of $195,750. The cash portion of the placement agent’s fees and commissions in connection with the subsequent closings of the Offering totaled approximately $20,000. In addition, effective as of March 25, 2010, the Company issued a five-year warrant to PNC Bank to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.10 per share as required by the Company’s loan agreement with PNC Bank.

On April 12, 2010 the Board of Directors of the Company authorized the Company to enter into employment agreements with Mark Harrington, its Chairman and Chief Executive Officer, Dennis Irwin, its Chief Financial Officer, and Eugene Allen, its President and Chief Operating Officer. In addition, on such date, the Board approved a compensation agreement with James Byrd, Jr., its Vice-Chairman. Also, on February 3, 2010, the Board of Directors approved stock option grants to certain directors and executives of the Company. A summary of these employment agreements and stock option grants are discussed in “Item 9.B Other Information.”

On February 3, 2010, we declared Series A Preferred Stock dividend to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share. The total amount of the dividend of $840,570 was paid by the issuance of 84,057 shares of Series A Preferred Stock.

As of January 2, 2010, we paid accrued interest on our convertible debt in kind with shares of common stock at a rate of $0.25 per share.  The total amount of the dividend $87,040 was paid by the issuance of 217,600 shares.

The Company evaluated subsequent events through the date of the audit report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the general direction of the principal executive officer and the principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in “Item 9A(T) Controls and Procedures” in our Transition Report on Form 10-K/A for the eleven months ended December 31, 2008, we identified several material weaknesses to our system of internal control as of December 31, 2008. Those weaknesses still existed as of December 31, 2009 and are identified as follows:

•
As of December 31, 2009, we did not maintain effective controls over the control environment. Specifically, we had not extended our written code of business conduct and ethics to include non-officers. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
As of December 31, 2009, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
As of December 31, 2009, we did not maintain effective internal control over our document control over all Company agreements. Specifically, controls were not designed and in place to ensure that documents were readily available at our place of business related to all agreements still in effect today. Management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 12, 2010 the Board of Directors of the Company authorized the Company to enter into employment agreements with Mark Harrington, its Chairman and Chief Executive Officer, Dennis Irwin, its Chief Financial Officer, and Eugene Allen, its President and Chief Operating Officer. In addition, on such date, the Board approved a compensation agreement with James Byrd, Jr., its Vice-Chairman. A summary of these agreements (the “Employment Agreements”) follows.

Harrington Employment Agreement
•	Effective date is April 1, 2010.
•	Term is for three years.
•	Annual base salary of $230,000.
•	Car allowance of $500 per month.
•	Severance compensation:
o
If terminated by the Company other than for cause, or by the Company after a change in control, or by the executive for good reason, severance compensation equal to the annual base salary to be paid ratably over the one-year period following termination.

o	If terminated by the Company for cause or by the executive other than for good reason, severance compensation in an amount equal to one month of base salary.
o	If terminated due to executive’s death, severance compensation in an amount equal to the annual base salary paid in one lump sum.
o
If terminated due to executive’s disability, severance compensation will consist of providing the employee with disability benefits no less than the benefits that the executive would have been entitled to under the Company’s long-term disability plan in effect immediately prior to a change in control.

•
Executive will be subject to (i) certain confidentiality and non-disparagement obligations during the term of employment and at all times thereafter and (ii) certain non-solicitation and non-compete obligations during the term of employment and for a period of twelve (12) months thereafter.

Irwin Employment Agreement
•	Effective date is April 1, 2010.
•	Term is for two years.
•	Annual base salary of $126,000.
•	Car allowance of $500 per month.
•	Severance compensation:
o
If terminated by the Company other than for cause, or by the Company after a change in control, or by the executive for good reason, severance compensation equal to the annual base salary to be paid ratably over the one-year period following termination.

o	If terminated by the Company for cause or by the executive other than for good reason, severance compensation in an amount equal to one month of base salary.
o	If terminated due to executive’s death, severance compensation in an amount equal to the annual base salary paid in one lump sum.
o
If terminated due to executive’s disability, severance compensation will consist of providing the executive with disability benefits no less than the benefits that the executive would have been entitled to under the Company’s long-term disability plan in effect immediately prior to a change in control.

•
Executive will be subject to (i) certain confidentiality and non-disparagement obligations during the term of employment and at all times thereafter and (ii) certain non-solicitation and non-compete obligations during the term of employment and for a period of twelve (12) months thereafter.

Allen Employment Agreement
•	Effective date is April 1, 2010.
•	Term is for two years.
•	Annual base salary of $126,000.
•	Car allowance of $500 per month.
•	Severance compensation:
o
If terminated by the Company other than for cause, or by the Company after a change in control, or by the executive for good reason, severance compensation equal to the annual base salary to be paid ratably over the one-year period following termination.

o	If terminated by the Company for cause or by the executive other than for good reason, severance compensation in an amount equal to one month of base salary.
o	If terminated due to executive’s death, severance compensation in an amount equal to the annual base salary paid in one lump sum.
o
If terminated due to executive’s disability, severance compensation will consist of providing the executive with disability benefits no less than the benefits that the executive would have been entitled to under the Company’s long-term disability plan in effect immediately prior to a change in control.

•
Executive will be subject to (i) certain confidentiality and non-disparagement obligations during the term of employment and at all times thereafter and (ii) certain non-solicitation and non-compete obligations during the term of employment and for a period of twelve (12) months thereafter.

Byrd Compensation Agreement
•	Effective date is April 7, 2010.
•	Term is through March 31, 2011.
•	Compensation is $4,000 per month.
•	Pat due compensation of $48,000 will be satisfied through the issuance of 360,000 shares of the Company’s common stock.

The foregoing description of the Employment Agreements is qualified in its entirety by reference to the Employment Agreements, copies of which are attached to this Annual Report and incorporated herein by reference.

In addition, on February 3, 2010, the Board of Directors of the Company approved the following stock option grants to the following directors and executive officers of the Company:

•	David Voyticky, a Director, received options to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.
•	James Byrd, Jr., a Director, received options to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.
•	Joel Gold, a Director, received options to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.
•	Mark G. Harrington, Chairman and CEO, received options to acquire 3,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.
•	Eugene Allen, President and COO, received options to acquire 750,000 shares of the Company’s common stock at an exercise price of $0.10 per share.
•	Dennis Irwin, CFO, received options to acquire 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

These options will vest as follows: (i) one-third (1/3) immediately upon date of grant, (ii) one-third (1/3) on the date that that the Company first records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year) and (iii) one-third (1/3) on the date that that the Company next records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year. These option grants are also subject to the following conditions: (i) the options will vest immediately upon the occurrence of a change in control of the Company or the holder’s termination without cause; (ii) the options will be forfeited immediately upon a holder’s termination for cause; (iii) the options will be exercisable for 90 days following the holder’s voluntary termination from the Company; (iv) the options were not issued under a shareholder approved plan and will be non-qualified stock options under applicable IRS rules; (v) the options will be “restricted securities” under federal securities laws; (vi) the options will be subject to the Company’s ability to comply with applicable federal and state securities laws; (vii) the Board will have the sole and absolute discretion to interpret the terms of the options, including vesting, change in control and terminations for cause, and such determinations shall be final and binding on the holders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is incorporated by reference pursuant to Regulation 14A under Securities Exchange Act of 1934, as amended (the “Exchange Act”). We expect to file a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of our fiscal year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.           Financial Statements: See Item 8 of this report.

2.           Financial Statement Schedules: Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

3.           Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

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

3.02	Bylaws of the Company (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
3.03	Certificate of Designation - Series A Preferred Stock (Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
3.04	Certificate of Correction-Series A Preferred Stock (Previously filed as Exhibit 4.02 to Transition Report on Form 10-K/A filed by the Company with the SEC on June 10, 2009).
4.01	Form of Common Stock certificate (Previously filed as Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
10.01	Stock Purchase Agreement - Best Well Services, Inc. dated February 14, 2008 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.02	Stock Purchase Agreement - Bob Beeman Drilling Co. dated February 14, 2008 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.03	Escrow Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).

10.04	Demand Note - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.05	Release Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
+10.06	Employment Agreement - Tony Bruce (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.07	Noncompetition, Nondisclosure and Non-solicitation Agreement - Tony Bruce (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.08	Lease Agreement - Tony Bruce (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.09	Escrow Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.9 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.10	Demand Note - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.10 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.11	Release Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.11 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
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
10.26
Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated April 15, 2009 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on April 16, 2009).

10.28	Amended and Restated Term Note dated April 15, 2009 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on April 16, 2009).
10.29
Waiver and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated August 19, 2009 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on November 18, 2009).

10.30
Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement dated October 20, 2009 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on November 18, 2009).

10.31
Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement dated November 9, 2009 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on November 19, 2009).

10.32
Waiver and Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement dated January 13, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 14, 2010).

10.33
Waiver and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement dated February 3, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 4, 2010).

10.34
Waiver and Amendment No. 7 to Revolving Credit, Term Loan and Security Agreement dated February 19, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 19, 2010).

10.35
Waiver and Amendment No. 8 to Revolving Credit, Term Loan and Security Agreement dated March 11, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on March 16, 2010).

10.36
Amendment No. 9 to Revolving Credit, Term Loan and Security Agreement dated March 16, 2010 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on March 16, 2010).

10.37
Form of Subscription Agreement between the Company and investors in the 2010 private equity offering to be dated March 25, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on March 26, 2010).

10.38	Form of Warrant to be issued to investors in the 2010 private equity offering (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on March 26, 2010).
10.39
Common Stock Purchase Warrant dated March 25, 2010 issued by Best Energy Services, Inc. to PNC Bank, National Association (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on April 7, 2010).

*10.40	Investment Letter Agreement between Best Energy Services, Inc. and David W. Franke dated December 14, 2009.
*10.41	Investment Letter Agreement between Best Energy Services, Inc. and Bruce Nickel dated December 14, 2009.
*10.42	Investment Letter Agreement between Best Energy Services, Inc. and Michael Schnackenberg dated December 14, 2009.
*10.43	Investment Letter Agreement between Best Energy Services, Inc. and Rick A. Zimmer dated December 14, 2009.
+*10.44	Employment Agreement between Mark G. Harrington and Best Energy Services, Inc. dated as of April 1, 2010.
+*10.45	Employment Agreement between Dennis Irwin and Best Energy Services, Inc. dated as of April 1, 2010.
+*10.46	Employment Agreement between Eugene Allen and Best Energy Services, Inc. dated as of April 1, 2010.

+*10.47	Renewal and Extension Agreement between Jim Byrd, Jr. and Best Energy Services, Inc. dated April 7, 2010
21.01	List of Company's Subsidiaries (Previously filed as Exhibit 21.1 to Annual Report on Form 10-K filed by the Company with the SEC on May 5, 2008).
*23.01	Consent of McElravy Kinchen & Associates PC.
*23.02	Consent of Malone & Bailey, PC.
*24.01	Power of Attorney (Included on signature page).
*31.01	Section 302 Certification of Chief Executive Officer
*31.02	Section 302 Certification of Chief Financial Officer
*32.01	Section 906 Certification of Chief Executive Officer
*32.02	Section 906 Certification of Chief Financial Officer
______________
+	Management contract, compensatory plan or arrangement
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Best Energy Services, Inc.
Dated: April 26, 2010	/s/ Mark G. Harrington
Mark G. Harrington
Chairman and Chief Executive Officer
(Principal Executive Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Voyticky	Director	April 26, 2010
David Voyticky

/s/ James S.Byrd, Jr.	Director, Vice-Chairman of the Board	April 26, 2010
James S. Byrd, Jr.

/s/ Joel Gold	Director	April 26, 2010
Joel Gold

/s/ Dennis Irwin	Chief Financial Officer	April 26, 2010
Dennis Irwin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark G. Harrington	Chairman of the Board and Chief Executive Officer	April 26, 2010
Mark G. Harrington	(Principal Executive Officer and Director)

Exhibit Index

Exhibit No.	Description
2.01	Asset Purchase Agreement - American Rig Housing, Inc. dated February 25, 2008 (Previously filed as Exhibit 2.1 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.02	Asset Purchase Agreement - BB Drilling Co. dated February 25, 2008 (Previously filed as Exhibit 2.2 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
2.03	Asset Purchase Agreement - Drill Site Services, LLC dated February 25, 2008 (Previously filed as Exhibit 2.3 to Current Report on Form 8-K filed by the Company with the SEC on March 4, 2008).
3.01
Articles of Incorporation of the Company dated August 11, 2005 (Previously filed as Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).

3.02	Bylaws of the Company (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
3.03	Certificate of Designation - Series A Preferred Stock (Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
3.04	Certificate of Correction-Series A Preferred Stock (Previously filed as Exhibit 4.02 to Transition Report on Form 10-K/A filed by the Company with the SEC on June 10, 2009).
4.01	Form of Common Stock certificate (Previously filed as Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-142350, filed by the Company with the SEC on April 25, 2007).
10.01	Stock Purchase Agreement - Best Well Services, Inc. dated February 14, 2008 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.02	Stock Purchase Agreement - Bob Beeman Drilling Co. dated February 14, 2008 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.03	Escrow Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.04	Demand Note - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.05	Release Agreement - Tony Bruce dated February 14, 2008 (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
+10.06	Employment Agreement - Tony Bruce (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.07	Noncompetition, Nondisclosure and Non-solicitation Agreement - Tony Bruce (Previously filed as Exhibit 10.7 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.08	Lease Agreement - Tony Bruce (Previously filed as Exhibit 10.8 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).

10.09	Escrow Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.9 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.10	Demand Note - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.10 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
10.11	Release Agreement - Robert L. Beeman dated February 14, 2008 (Previously filed as Exhibit 10.11 to Current Report on Form 8-K filed by the Company with the SEC on February 21, 2008).
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
10.26
Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated April 15, 2009 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on April 16, 2009).

10.28	Amended and Restated Term Note dated April 15, 2009 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on April 16, 2009).
10.29
Waiver and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated August 19, 2009 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on November 18, 2009).

10.30
Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement dated October 20, 2009 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on November 18, 2009).

10.31
Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement dated November 9, 2009 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on November 19, 2009).

10.32
Waiver and Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement dated January 13, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on January 14, 2010).

10.33
Waiver and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement dated February 3, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 4, 2010).

10.34
Waiver and Amendment No. 7 to Revolving Credit, Term Loan and Security Agreement dated February 19, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on February 19, 2010).

10.35
Waiver and Amendment No. 8 to Revolving Credit, Term Loan and Security Agreement dated March 11, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on March 16, 2010).

10.36
Amendment No. 9 to Revolving Credit, Term Loan and Security Agreement dated March 16, 2010 (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on March 16, 2010).

10.37
Form of Subscription Agreement between the Company and investors in the 2010 private equity offering to be dated March 25, 2010 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on March 26, 2010).

10.38	Form of Warrant to be issued to investors in the 2010 private equity offering (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed by the Company with the SEC on March 26, 2010).
10.39
Common Stock Purchase Warrant dated March 25, 2010 issued by Best Energy Services, Inc. to PNC Bank, National Association (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed by the Company with the SEC on April 7, 2010).

*10.40	Investment Letter Agreement between Best Energy Services, Inc. and David W. Franke dated December 14, 2009.
*10.41	Investment Letter Agreement between Best Energy Services, Inc. and Bruce Nickel dated December 14, 2009.
*10.42	Investment Letter Agreement between Best Energy Services, Inc. and Michael Schnackenberg dated December 14, 2009.
*10.43	Investment Letter Agreement between Best Energy Services, Inc. and Rick A. Zimmer dated December 14, 2009.
+*10.44	Employment Agreement between Mark G. Harrington and Best Energy Services, Inc. dated as of April 1, 2010.
+*10.45	Employment Agreement between Dennis Irwin and Best Energy Services, Inc. dated as of April 1, 2010.
+*10.46	Employment Agreement between Eugene Allen and Best Energy Services, Inc. dated as of April 1, 2010.
+*10.47	Renewal and Extension Agreement between Jim Byrd, Jr. and Best Energy Services, Inc. dated April 7, 2010
21.01	List of Company's Subsidiaries (Previously filed as Exhibit 21.1 to Annual Report on Form 10-K filed by the Company with the SEC on May 5, 2008).
*24.01	Power of Attorney (Included on signature page).
*31.01	Section 302 Certification of Chief Executive Officer
*31.02	Section 302 Certification of Chief Financial Officer
*32.01	Section 906 Certification of Chief Executive Officer
*32.02	Section 906 Certification of Chief Financial Officer
______________
+	Management contract, compensatory plan or arrangement
*	Filed herewith.