Form 10-Q
period 2010-03-31
BEST ENERGY SERVICES, INC.
filed 2010-05-17
CIK 1397346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,075,209 common shares as of May 17, 2010.

BEST ENERGY SERVICES, INC.

Best Energy Services, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
Current assets
Cash	$14,286	$51,825

Accounts receivable, net of allowance for doubtful accounts of $48,623 as of March 31, 2010 and December 31, 2009	726,452	489,866
Prepaid and other current assets	56,451	20,000
Total current assets	797,189	561,691

Property and equipment, net	16,944,180	17,482,679
Deferred financing costs, net	205,661	246,793
Intangible assets	3,459	3,459
Assets of discontinued operations	5,416,099	5,986,356
TOTAL ASSETS	$23,366,588	$24,280,978

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$1,231,872	$1,076,660
Accrued interest	404,098	283,807
Bank overdraft	2,028	24,482
Accrued officer compensation	290,000	245,000
Preferred dividends payable	579,722	1,137,534
Current portion of loans payable	19,709,293	4,367,145
Total current liabilities	22,217,013	7,134,628
Officer compensation, long-term portion	245,000	290,000
Loans payable	18,506	16,473,338
Convertible notes payable, net of discount of $507,087 and $540,016	580,913	547,984
Deferred income taxes	5,124,160	5,269,691
Liabilities related to discontinued operations	1,155,476	1,334,506
TOTAL LIABILITIES	29,341,068	31,050,147

STOCKHOLDERS' DEFICIT
Stock payable	252,455	120,000
Subscriptions receivable	(107,255)	-
Series A Preferred Stock, 2,250,000 shares authorized, 1,608,506 and 1,524,449 shares issued and outstanding as of March 31, 2010 and December 31, 2009, at redemption value of $10 per share.	16,085,060	15,244,490
Common stock, $0.001 par value per share; 90,000,000 shares authorized; 32,837,709 and 21,060,109 shares issued and outstanding as of March 31, 2010 and December 31, 2009,	32,838	21,060
Additional paid-in capital	4,525,941	3,429,928
Retained deficit	(26,688,731)	(25,519,309
Non-controlling interest	(74,788)	(65,338
Total stockholders’ equity (deficit)	(5,974,480)	(6,769,169
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,366,588	$24,280,978

(See accompanying notes to consolidated financial statements.)

Best Energy Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues
Well service revenue	$1,356,536	$1,877,390
Drilling service revenue	-
Geological services	-
Total revenue	1,356,536	1,877,390

Costs and expenses:
Direct cost of revenue	591,032	908,170
Business unit operating expenses	430,656	419,384
Depreciation and amortization	630,719	574,687
Corporate General and administrative expenses	467,041	679,306
Total operating costs and expenses	2,119,448	2,581,547

Net operating loss	(762,912)	(704,157)

Other income (expense):
Other Income	124	751
Interest expense	(506,206)	(157,280)

Loss before provision for income taxes	(1,268,994)	(860,686)
Deferred income tax benefit	145,531	88,947
Net loss from continuing operations	(1,123,463)	(771,739)
Loss from discontinued operations	(50,280)	(375,439)
Total net loss including non-controlling interest	(1,173,743)	(1,147,178)
Loss attributable to non-controlling interests	9,450	-
Net loss attributable to Best	(1,164,293)	(1,147,178)
Preferred stock dividend	(282,758)	(255,254)
Deemed dividend	(5,129)	-
Net loss attributable to common shareholders	$(1,452,180)	(1,402,432)

Per common share data - basic and diluted:
Loss from continuing operations	$(0.06)	$(0.05)
Loss from discontinued operations	$(0.00)	$(0.02)
Net loss	(0.06)	(0.07)

Weighted Average Outstanding Shares - basic and diluted	22,549,402	20,942,971

(See accompanying notes to consolidated financial statements.)

Best Energy Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flow
For the three months ended March 31, 2010 and 2009

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Net loss from continuing operations	$(1,123,463)	$(771,739)
Net loss from discontinued operations, including non-controlling interest	(50,280)	(375,439)
Total Net Loss	(1,173,743)	(1,147,178)

Adjustments to reconcile net loss to net cash used for operating activities:
Options issued for services	276,805	352,751
Shares owed for services	25,200	-
Non-cash interest expense	312,926	220,999
Depreciation expense	630,719	934,017
Loss on sale of fixed assets	4,830	-
Deferred income tax benefit	(324,561)	(138,947)
Changes in operating assets and liabilities:
Accounts receivable	(236,586)	1,651,656
Prepaid expenses	(36,451)	(35,030)
Accounts payable	(2,414)	(408,730)
Accrued expenses	277,917	(35,000)

CASH PROVIDED (USED) FOR OPERATING ACTIVITIES	(245,358)	1,394,538

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(92,220)	(2,851)

CASH USED FOR INVESTING ACTIVITIES	(92,220)	(2,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on LOC	(81,116)	(972,512)
Principal payments on debt	(466,151)	(364,805)
Proceeds from issuance of stock	869,760	-
Payment of deferred financing costs	-	(194,454)
Payment of bank overdraft	(22,454)	-

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	300,039	(1,531,771)

NET DECREASE IN CASH	(37,539)	(140,084)

CASH AT BEGINNING OF PERIOD	51,825	249,330

CASH AT END OF PERIOD	$14,286	$109,246

(See accompanying notes to consolidated financial statements.)

Best Energy Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flow Continued
For the three months ended March 31, 2010 and 2009

Cash paid for:
Interest	$273,880		$2,073,323
Taxes	$-		-

NON-CASH TRANSACTIONS
Cashless exercise of options	$-		$76
Accrued stock dividends	$282,758		$255,253
Proceeds from sales of fixed assets paid directly to noteholder	$565,427		$-
Dividends declared for preferred stock paid in-kind	$840,570		$-
Deemed dividend	$5,129	$

(See accompanying notes to consolidated financial statements.)

  Best Energy Services, Inc. and Subsidiaries
Unaudited Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 27, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2009 have been omitted.  These unaudited interim consolidated financial statements include the accounts of Best Energy Services, Inc. (“Best Energy”) and its wholly-owned subsidiaries: Best Well Services, Inc. (“BWS”) and Bob Beeman Drilling, Inc. (“BBD”), and its 55% owned subsidiary Best Energy Ventures, LLC (BEV).  All significant inter-company balances and transactions have been eliminated.  Except as otherwise noted, all references herein to “Best Energy,” the “Company,” “we,” “us,” or “our” means Best Energy Services, Inc. and its consolidated subsidiaries.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income, cash flows or stockholders’ deficit as a result of these reclassifications.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.  As of March 31, 2010 and December 31, 2009, we had no cash balances in excess of federally insured limits and no cash equivalents.

Accounts Receivable

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.  Based on these factors we have established an allowance for doubtful accounts of $48,623 at March 31, 2010 and December 31, 2009.

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

Deferred financing costs were $205,661 and $246,793 net of accumulated amortization at March 31, 2010 and December 31, 2009, respectively. Amortization of deferred financing costs totaled $41,132 for the three months ended March 31, 2010 and zero three months ended March 31, 2009.

Assets Held for Sale

The Company classifies certain assets as held for sale, based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, the Company estimates the net selling price of such an asset. If the net selling price is less than the carrying amount of the asset, a reserve for loss is established. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers. The Company identified $5,416,099 and $5,986,356 of assets held for sale at March 31, 2010 and December 31, 2009. These assets were part of the discontinued operations of BBD and BGS.

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

Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), Under ASC Topic 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.  Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s Consolidated Statements of Income and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities. As of March 31, 2010 and December 31, 2009, the Company had no uncertain tax positions.

Revenue Recognition

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured.  We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

Operating Leases

The Company’s activities are run out of leased premises in Liberal, Kansas and Houston, Texas.  All leases are classified as operating leases that expire over the next three years and are expensed straight line

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

Note 3 - Property and Equipment

Property and equipment consists of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Rigs, pumps, compressors, rig houses and related equipment	$19,892,715	19,810,104
Vehicles	2,122,788	2,113,177
Office and computer equipment	46,250	46,250
Total property and equipment	22,061,753	21,969,531
Less: accumulated depreciation	(5,117,573)	(4,486,852)
Property and equipment, net	$16,944,180	$17,482,679

Depreciation expense was $630,719 and $574,687 for the three months ended March 31, 2010 and 2009.

Note 4 – Loans Payable

Loan Agreement

The following summary of the terms of our loan agreement with PNC Bank, N.A. reflects the cumulative effect of the nine amendments that have been entered into since February 14, 2008, the date we entered into the Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (as amended through the date of this Report, the “Loan Agreement”).

Term Loan.  The principal amount owed under the term loan as of March 31, 2010 was $16,949,850.  Principal and interest on the term loan are payable monthly with principal payments due as follows: (i) $98,500 per month from May 1, 2009 through December 31, 2009; (ii) $125,000 per month from January 1, 2010 through December 31, 2010; and (iii) $150,000 per month thereafter until maturity, except that the principal due on May 1, 2010 was $50,000.  The term loan matures on March 11, 2011. The term loan also requires an annual 25% recapture of the Company’s excess cash flow to be applied to the principal balance, where excess cash flow is defined as EBIDTA less cash tax payments, non-financed capital expenditures and payments of principal on the term loan and interest on indebtedness for borrowed money.  The term loan bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate)  plus  2.75% or (ii) the greater of the eurodollar rate or 2%  plus  4.00%.  The interest rate on the term loan at March 31, 2010 was 6.00%.

Revolver.  The principal amount owed under the revolver as of March 31, 2010 was $2,680,629.  The revolving line credit under the Loan Agreement may be borrowed and re-borrowed until maturity.  The amount available under the revolver is the lesser of (i) $4.0 million and (ii) the sum of (A) 85% of eligible receivables, (B) 100% of cash collateral account held by PNC Bank as additional security and (C) a special over advance amount less (D) any outstanding undrawn letters of credit and such reserves as PNC Bank deems proper and necessary.  At March 31, 2010, there was approximately $300,000 available to borrow under the revolver.  As of the date of this Report, the special over advance amount is equal to $1,750,000 less 65% of any net cash proceeds received from the Company from the issuance of any equity interests in the Company after the date of this Report and will remain in place until March 31, 2011 at which time it will reduce to zero.  The revolving line of credit matures on March 11, 2011.  The revolver bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus ½%, PNC’s base commercial lending rate and the daily LIBOR rate)  plus  2.50% or (ii) the greater of the eurodollar rate or 2%  plus  3.75%.  The interest rate on the revolver at March 31, 2010 was 5.75%.

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

Under the Loan Agreement, we are required to make mandatory repayments of the term loan from the proceeds of sale of certain equipment used in our drilling operations (that have been discontinued) set forth in the table below:

Period	Minimum Repayments
One month ended March 31, 2010	$375,000
Three months ended May 31, 2010	$975,000
Five months ended July 31, 2010	$1,575,000
Seven months ended September 30, 2010	$2,175,000
Nine months ended November 30, 2010	$2,775,000
Eleven months ended January 31, 2010	$3,375,000
Thirteen months ended March 31, 2011	$3,750,000

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

As of March 31 and May 17, 2010, we are in default on certain non-financial covenants of our Credit Agreement and our working with our bank to remedy those defaults.

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

Future minimum payments under existing notes payable are as follows:

For the twelve months ending March 31,	Amount
2011	$20,290,206
2012	18,506

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

The amortized value of the warrants and the beneficial conversion feature was $507,087 and $540,016 as of March 31, 2010 and December 31, 2009.  Additionally, cash fees totaling $244,645 and warrants valued at $71,264 were amortized over the life of the loans through July 2011 using the straight-line method.  Their net amortized value on March 31, 2010 was $205,611, and on December 31, 2009, it was $246,793.

Note 5 - Stock Options and Warrants

Stock Options

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are issued at an exercise price equal to or greater than the fair market value of the stock at the date of grant.  The stock options vest immediately or over a period ten to twenty-four months, and expire five years from the date of grant. Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions for the three months ended: .

	March 31, 2010	March 31, 2009
Expected life (years)	4.50	2.50
Risk-free interest rate	2.40%	1.35%
Volatility	176.20%	120.00%
Dividend yield	0.00%	0.00%

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

A summary of our stock option activity and related information is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Contractual
	Options	Per Option	Life (Years)
Outstanding at January 1, 2008	-	$-
Granted/Issued	2,995,000	0.31
Exercised	-	-
Forfeited	(900,000)	0.39
Outstanding at December 31, 2008	2,095,000	0.28
Granted/Issued	2,520,000	0.34
Exercised	(150,000)	0.50
Forfeited	(300,000)	0.25
Outstanding at December 31, 2009	4,165,000	0.31
Granted/Issued	8,550,000	0.10
Exercised	-	-
Forfeited	(1,205,000)	0.25
Outstanding at March 31, 2010	11,510,000	$0.16	4.56

The weighted average grant-date fair value per share for options granted during the year ended March 31, 2010 and 2009 was $0.10 and $0.86, respectively. As of March 31, 2010, there was $654,266 unrecognized compensation cost related to non-vested stock options.  Stock option expense recognized in the three months ended March 31, 2010 and 2009 was $30,774 and $276,805. At both March 31, 2010 and December 31, 2009, the aggregate intrinsic value of stock options outstanding was zero.  The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of December 31, 2009 exceeds the exercise price of the option.

On February 3, 2010, the Board of Directors of the Company approved 8,550,000 options, including 7,250,000 to officers and directors with a strike price of the Company, as described below:

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

These options will vest as follows: (i) one-third (1/3) immediately upon date of grant, (ii) one-third (1/3) on the date that that the Company first records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year) and (iii) one-third (1/3) on the date that that the Company next records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year).  These option grants are also subject to the following conditions: (i) the options will vest immediately upon the occurrence of a change in control of the Company or the holder’s termination without cause; (ii) the options will be forfeited immediately upon a holder’s termination for cause; (iii) the options will be exercisable for 90 days following the holder’s voluntary termination from the Company; (iv) the options were not issued under a shareholder approved plan and will be non-qualified stock options under applicable IRS rules; (v) the options will be “restricted securities” under federal securities laws; (vi) the options will be subject to the  Company’s ability to comply with applicable federal and state securities laws; (vii) the directors’ options are subject to cutbacks if necessary to provide additional authorized shares for the Company’s various needs; (viii) the Board will have the sole and absolute discretion to interpret the terms of the options, including vesting, change in control and terminations for cause, and such determinations shall be final and binding on the holders.

The following table summarizes the grant date fair values of our stock option activity, for non-vested options, granted options, vested options and forfeited options during the years ended December 31, 2009 and 2008:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested at December 31, 2008	300,000	$0.47
Granted	2,520,000	0.34
Exercised	(150,000)	0.5
Vested	(2,039,479)	0.38
Forfeited	(300,000)	0.25
Non-vested at December 31, 2009	330,521	0.25
Granted	8,550,000	0.10
Vested	(3,918,750)	0.10
Forfeited	(330,521)	0.25
Non-vested at March 31, 2010	4,631,250	$0.10

Warrants

			Weighted			Weighted
		Weighted	Average		Weighted	Average
	Number of	Average	Remaining	Number of	Average	Remaining
	Common	Exercise	Contractual	Preferred	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2008	1,141,875	$0.46		135,630	$0.16
Granted/Issued	7,523,600	0.26		-	-
Exercised	-	-		-	-
Forfeited	-	-		-	-
Outstanding at December 31, 2009	8,665,475	0.29	4.44	135,630	0.16	3.98
Granted/Issued	29,436,100	0.10	4.98	-	-
Exercised	-	-		-	-
Forfeited	(2,550,000)	0.25	4.71	-	-
Outstanding at March 31, 2010	35,551,575	0.14	4.86	135,630	0.16	3.98

Exercisable at March 31, 2010	35,551,575	$0.14	4.86	135,630	$0.16	3.98

The fair value of each warrant granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended	Year ended
	March 31, 2010	December 31, 2009
Expected life (years)	4.98	5.00
Risk-free interest rate	2.40 - 2.65%	2.30 - 2.74%
Volatility	171.19 - 176.35%	120.00 - 180.84%
Dividend yield	0%	0%

At March 31, 2010 and December 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable for common shares and preferred shares was $0, due to a higher exercise price for all outstanding and exercisable warrants than the March 31, 2010 and December 31, 2009 closing stock price.

For the three months ended March 31, 2010 and 2009, we recognized expense of $130,243 and zero associated with warrants.

Note 6 - Stockholders’ Equity

Private Placements

From March 25 through March 31, 2010, the Company sold units of Company securities (the “Units”) at a price of $24,000 per Unit (the “Offering”), with each Unit consisting of (i) 240,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share (“Subscription Warrants”) and (iii), if investors in the Offering hold shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Preferred Stock”), additional five-year warrants to acquire shares of Common Stock at an exercise price of $0.10 per share (“Participation Warrants”).  The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share.  In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

By March 31, 2010, the Company had received cash from the sale of just over 45 Units for gross cash proceeds of $1,080,880.   The cash portion of the placement agent’s fees and commissions in connection with the initial closing of the Offering totaled $96,850. We also paid legal expenses of $106,760 and escrow fees of $7,500.

On March 31, 2010, there was $107,255 of subscriptions receivable from investors with funds in transit who had subscribed to purchase approximately six additional Units for additional gross cash proceeds of $123,750.  The cash portion of the placement agent’s fees and commissions in connection with the subsequent closings of the Offering totaled $16,088 and legal expenses totaled $407.  The shares were issued on April 5, 2010.

Dividends

On February 3, 2010 we declared Series A Preferred Stock dividend to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share.  The total amount of the dividend of $840,570 was paid by the issuance of 84,057 shares of Series A Preferred Stock.

At March 31, 2010 and 2009, there was $579,722 and $1,137,534 of accrued and unpaid dividends.

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

Shares Issued as Compensation

On January 2, 2010, we issued 217,600 shares of common stock as paid-in-kind interest on convertible debt. The accrued interest owing was $56,425 and we valued the stock at $26,112 according to the share price on the date the shares were issued.

On April 15, 2010, we agreed to issue James Byrd, director, 360,000 shares of stock as compensation for consulting services he provides to the Company from May 2009 through April 2010. The expense was recognized in the three months ending March 31, 2010.

On March 31, 2010, the Company agreed to reduce the exercise price on the warrants held by certain investors in BEV from $0.25 per share to $0.10.  The original warrants contained a provision that exercise price would be reduced to equal that of any closings that took place within 60 days of the agreement to purchase membership interest in BEV, which was signed December 16, 2009.  Although the Offering did not close until more than 60 days after the agreement, the Company reduced the exercise price in good faith with its investors.  The Company recognized a deemed dividend of $5,129 in association with the reduction of the exercise price, using the Black-Scholes method, a volatility of 171.19%, a remaining life of 4.71 years and a market price of stock of $0.08 per share.

On February 8, 2010, in settlement of certain claims made by a party that previously provided bridge financing to the Company, the Company issued 750,000 shares of the Company’s common stock to such party.  The shares were valued at $82,500, based on the market price of the shares on the date of issuance.

Note 7 - Related Party Transactions

Larry Hargrave, our former CEO and a current director of the Company, was awarded a bonus of $1,000,000 to be paid $15,000 per month beginning in March 2008.  As of March 31, 2010 and December 31, 2009, $535,000 remained unpaid.  During 2009, we renegotiated the payment of the remaining bonus to be paid as follows:

•
We agreed to issue 600,000 shares of common stock and reduce the cash payment of deferred compensation by $300,000.  The shares were valued at $606,000 based on the closing price of the stock on the date of the agreement.  This stock has not yet been issued; however it is shown as issued and outstanding in these consolidated financial statements.

•	We agreed repay the money owed to Mr. Hargrave, subject to availability of cash, at the discretion of the Board of Directors.

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

In 2010, we paid Andrew Garrett as our placement agent a total of $112,938 in fees. We also issued warrants to purchase 2,347,500 shares.

On April 15, 2010, we agreed to issue James Byrd, director, 360,000 shares of stock as compensation for consulting services he provides to the Company from May 2009 through April 2010. The expense was recognized in the three months ending March 31, 2010.

Note 8 –Fair Value Measurement

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

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following tables provides a summary of the recognized assets and liabilities that are measured at fair value on a non-recurring basis.

	March 31, 2010	Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Assets held for sale	5,416,099	-	-	5,416,099
Liabilities:
Convertible debt	580,913	-	-	580,913

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Assets held for sale	5,986,356	-	-	5,986,356
Liabilities:
Convertible debt	547,984	-	-	547,984

The fair value measurements of assets held for sale are calculated based on the expected realization from selling those assets.

The fair value measurements of assets held for sale are calculated based on the expected realization from selling those assets.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2009, the fair value of the secured debt was equal to the carrying value.

Note 9 –Discontinued Operations

On or about October 8, 2009, the Company discontinued the operations of BBD, due to lack of profitability.  The discontinuation of operations resulted in a 100 percent impairment of the goodwill associated with the purchase of the BBD.  The related assets are now being held for sale. Due to the current depressed market for assets in the drilling industry, an impairment of their value was recorded in 2009, which reduced their value to $4,873,256 as of December 31, 2009. During the three months ended March 31, 2010, the total net income associated with discontinued operations was $11,382, including operating income of $6,437, allocated interest expense of $169,255, a gain on deferred taxes associated with the sale of assets of $179,030 and a loss on the sale of equipment of $4,830.

The assets and liabilities of items held for sale associated with discontinued operations are as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
ASSETS:
Fixed assets	$4,302,999	$4,873,256
Goodwill	-	-

LIABILITIES:
Deferred tax liability	$1,322,016	$1,501,046

On or about December 31, 2009, the Company discontinued the operations of BGS, due to lack of profitability.  The related assets are now being held for sale. Due to the condition of the assets and current depressed market for assets in the rig-housing industry, impairment was recorded in 2009, which reduced their value to $1,113,100.  As a result of the write-down of the fixed assets, the Company recognized a deferred tax asset of $169,540, calculated on the difference between the taxable basis of the assets and their value for the Company. During the three months ended March 31, 2010, the total loss associated with discontinued operations was $61,662, including a loss from operations of $26,165 and allocated interest expense of $35,497.

The assets and liabilities of items held for sale associated with discontinued operations are as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
ASSETS:
Fixed assets	$1,113,100	$1,113,100
Deferred tax asset*	$169,540	$169,540
Total assets	$1,282,640	$1,282,640

*  This asset is offset against liabilities at the consolidated level and, therefore, is not subject to a valuation allowance.

Included in the losses from BGS are operations of Best Energy Ventures, LLC (BEV), which was formed in 2009 to rejuvenate oil wells for the production of natural gas. We purchased rights to develop one such well, but, due to lack of capital, did not commence operations within the terms of the lease. In connection with the sale of membership interest in Best Energy Ventures, LLC, we issued warrants to the members to purchase 1,800,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on December 16, 2014.  We valued these warrants using the Black-Scholes option pricing model with the following assumptions: stock prices on the grant date of $0.20, lives of five years, expected volatility of 179.43%, risk-free interest rate of 2.34%, and expected dividend rate of 0.00%. These warrants were valued at $267,366 and were expensed on the discontinuance of the operation in 2009. On March 31, 2010, we reduced the strike price on the warrants to equal that of the strike price on the warrants issued with the private placement and recognized a deemed dividend of $5,129. Also in connection with the sale of BEV, we offered 1,000,000 shares to certain investors if we did not commence work on the rig within 90 days of the date of their investment. We did not begin that work and a related stock payable of $120,000 was recorded as of December 31, 2009. The payable was valued based on the trading market price of the shares on December 31, 2009.

Note 10 – Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  In 2009, our cash expenses exceeded our cash revenues, which raises substantial doubt about our ability to continue as a going concern.

Note 11 – Subsequent Events

On March 31, 2010, there was $107,255 of subscriptions receivable with such funds in transit from investors who had subscribed to purchase approximately six additional Units for additional gross cash proceeds of $123,750.  The cash portion of the placement agent’s fees and commissions in connection with the subsequent closings of the Offering totaled $16,088 and legal expenses totaled $407.  The shares were issued on April 5, 2010.

On May 7, 2010, the Company and PNC entered into Amendment No. 10 to the Credit Agreement. It amended the Credit Agreement such that the principal payment for May 3, 2010 was reduced from $125,000 to $50,000. In consideration of the Tenth Amendment, the Company will (i) pay to its lenders a fee of $5,000 payable on the date of the Amendment and (ii) issue to PNC a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

On April 12, 2010 the Board of Directors of the Company authorized the Company to enter into employment agreements with Mark Harrington, its Chairman and Chief Executive Officer, Dennis Irwin, its Chief Financial Officer, and Eugene Allen, its President and Chief Operating Officer.  In addition, on such date, the Board approved a compensation agreement with James Byrd, Jr., its Vice-Chairman.

On April 15, 2010, we agreed to issue James Byrd, director, 360,000 shares of stock as compensation for consulting services he provides to the Company from May 2009 through April 2010. The expense was recognized in the three months ending March 31, 2010.

Note 12 – Legal Matters

We are from time to time subject to litigation arising in the normal course of business. As of the date of this Form 10-Q, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

In 2008, Acer Capital Group (“Acer”) sued Best Energy, American Rig Housing, and Larry Hargrave for breach of contract and fraud.  The contract claims arise from an agreement entered into between American Rig Housing and Acer (the "Acer Agreement") concerning a going public transaction and certain alleged agreements concerning bridge financing for the going public transaction between American Rig Housing and Pipeline Capital ("Pipeline"), which subsequently assigned those alleged contracts to Acer Capital.  Under the Acer Agreement, Acer was to assist with taking American Rig Housing public in return for certain equity considerations in the new company.  The agreement also purports to contemplate a fee (the "Break-up Fee") to be paid to Acer in the event the going public transaction was not consummated.  Acer claimed it was owed the Break-up Fee.  The defendants in the case alleged that neither Acer nor Pipeline had performed its obligations under the Acer Agreement and that the Break-up Fee was not owed.  Acer also alleged fraud against each of the defendants, including Best Energy, claiming that the defendants made representations to it and Pipeline that were knowingly false in order to induce them to enter into the Acer Agreement and Pipeline Agreements.  The defendants disputed that they made any false representations.  Acer subsequently amended its complaint to add Andrew Garrett, Inc. and Mark Harrington as defendants and to assert new claims for tortious interference with contract and prospective business relations and conspiracy.  All parties to the lawsuit participated in court-ordered mediation in Houston on July 22, 2009.  All legal claims brought in the suit were settled at the mediation.  Pursuant to the terms of the settlement agreement, the Company is not required to make any payments in connection with the settlement and will receive a full release by Acer of any claims that Acer had, now has, or may have in the future against the Company based on or related to the subject matter of the lawsuit. On March 26, 2010, the court entered a final judgment pursuant to which Acer’s motion to enforce the settlement agreement was granted. Under the terms of the asset Purchase Agreement entered into on February 14, 2008, Mr. Hargrave fully indemnified Best and related parties on this matter.

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424).  Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. (“ARH”) 1,465,625 shares of the Company’s common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008, (2) failure to issue 75,000 shares of the Company’s common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the “Severance Agreement”), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company’s common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company.  The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys’ fees.  The Company plans to contest the lawsuit vigorously. As of March 31, 2010, the stock had not been issued in certificate form, but has been recorded. Further, the deferred compensation of $535,000 has been accrued, which is equal to the amounts in the severance agreement less the $15,000 payment that was made in January 2009.

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

Company Overview

We are an energy production equipment and services company engaged in well service and related complementary activities.   We own a total of 25 workover rigs in Liberal Kansas. We were incorporated on October 31, 2006 as Hybrook Resources Corp. under the laws of the state of Nevada.  From inception through our fiscal year ended January 31, 2008, Hybrook was a development stage company with an option to purchase an 85% interest in a mineral claim in British Columbia.  Hybrook did not exercise its option and no minerals were discovered.  As a result of the acquisitions discussed below, all mineral exploration activities were discontinued.

In February 2008, Best Energy acquired two companies and certain assets from three other companies, all of which are engaged in well servicing, drilling and related complementary services for the oil and gas, water and minerals industries.  Concurrent with these acquisitions, we abandoned our prior business plan and changed our name to “Best Energy Services, Inc.” and changed our fiscal year to match the calendar year of the acquired companies.  In 2009, we discontinued all operations except those related to well service.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2010.

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

In addition to continuing growth in our traditional Hugoton Basin market area, our business plan calls for growth through two additional efforts- New Basin Opportunities and HBFP.

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

Significant Developments

New Management

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

Results of Operations

Three Months Ended March 31, 2010 compared with the Three Months Ended March 31, 2009

Revenues were $1.4 million for the three months ended March 31, 2010 compared with revenues of $1.9 million for the three months ended March 31, 2009. The decrease of $0.5 million was primarily the result of a severe downturn in drilling and workover activity caused by low oil and gas prices that began in January 2009. Since reaching a low point in the second quarter of 2009, revenues have improved each of the last four quarters.

Operating Expenses were $1.0 million for the three months ended March 31, 2010 compared with $1.3 million for the three months ended March 31, 2009, resulting in a decrease of $0.3 million.  This decrease was a result of decreases in business unit operating expenses consequent to declining rig activity.  Although Best reduced its prices for well servicing by roughly 10% late in the first quarter, resultant from our stringent cost containment measures our gross margin increased from 52 percent in the first three months of 2009 to 56 percent in the first quarter of 2010.

Net Loss from Operations was $0.8 million for the three months ended March 31, 2010 compared with $0.7 million for the three months ended March 31, 2009, resulting in an increased loss of $0.1 million. The increased loss resulted from lower sales.

General and Administrative Expenses were $467,041 for the three-month period ended March 31, 2010 compared with $679,306 for the three months ended March 31, 2009. Management has made a concerted effort in 2009 to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses. Management expects cash G&A costs to now be under $1 million per year going forward. Included in G&A was stock based compensation expense of $302,005 and $352,751 for the first quarters of 2010 and 2009.

Interest Expense was $0.4 million for the three month period ended March 31, 2010 compared with $0.2 million for the three month period ended March 31, 2009.  This increase was primarily a result of non-cash interest expenses, such as warrants issued to our bank and amortization related to convertible debt.  The Company’s term loan with PNC Credit bears interest at prime + 2%.

Net Loss was $1.4 million, or $0.06, per common share after accrued preferred dividends and deemed dividends for the three months ended March 31, 2010 compared with a net loss of $1.4 million, or $0.07, per common share for the three months ended March 31, 2009 resulting in an essentially equal loss for both years.  The higher margins and lower general and administrative expense of first quarter 2010 were offset by higher interest costs and lower gross sales.

Liquidity and Capital Resources

Historical Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net cash provided by (used in) operating activities	$(245,358)	$1,394,538
Net cash used in investing activities:
Capital expenditures, net	(92,220)	(2,851)
Cash provided by (used in) financing activities:
Decrease in bank overdraft	(22,454)	-
Repayments of long-term debt	(466,151)	(364,805)
Net borrowings under revolving advances	(81,116)	(972,512)
Payment of deferred financing costs	-	-
Proceeds from issuance of units in private placement	869,760	-
Payment of deferred financing costs		(194,454)
Net increase (decrease) in cash and cash equivalents	$(37,539)	$(140,084)

Operating activities during the three months ended March 31, 2010, 2009 used $0.2 million of cash compared to providing $1.4 million in the three months ended March 31, 2009.  The decrease in cash from operations resulted mainly from accounts receivable earned in 2008 but paid in the first three months of 2009, while in the first three months of 2010, accounts receivable grew.

Financing activities contributed cash of $0.3 million for the three months ended March 31, 2010 compared to using of $1.5 million for the three months ended March 31, 2009.  The primary source of cash from financing activities in the first three moths of 2010 was the issuance of stock.

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

Working Capital Deficit

At March 31, 2010, our current liabilities of $22.2 million exceeded our current assets of $0.8 million resulting in a working capital deficit of $21.4 million.  This compares to a working capital deficit of $6.6 million at December 31, 2009.  The deterioration in the working capital deficit is primarily the result the reclassification of the majority of our loans payable to current as a result the March 31, 2011 due date for the term loan.  Current liabilities at March 31, 2010, include preferred stock dividends payable of $0.6 million, current portion of loans payable of $19.7 million and accounts payable of $1.2 million.  Preferred stock dividends are not expected to be paid in cash.  We expect these dividends to be paid in-kind through the issuance of additional shares of preferred stock or common stock.

Sources of Liquidity

Our sources of liquidity include our current cash and cash equivalents, availability under the revolving portion of the Amended Credit Agreement, and internally generated cash flows from operations.  We continue to explore other sources of financing that are available to us including possible sales of stock or issuance of subordinated debt.

Our availability under the Amended Credit Agreement as of March 31, 2010 was $0.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	12 Months
Notes Payable	$20,815,799	$19,709,293
Operating Leases	243,900	126,400
Employment/Consultant Contracts	1,194,000	482,000
Total	$22,253,699	$20,317,693

Subject to the limitations set forth in the Amended Credit Agreement, our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year.  For the three months ended March 31, 2010, we did not have positive net income after tax and did not redeem any outstanding shares of Series A Preferred Stock.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in segregation of duties in the field and home offices. As recently acquired operations are assimilated, we intend to address these weaknesses by centrally locating payables, check writing, and implementing controls regarding segregation of duties related to cash management.  We plan to have these controls in place by year end.  In the interim, management has been reviewing all disbursements and cash account activity.

As previously disclosed in the December 31, 2009 Form 10-K filed on April 27, 2010, we identified several material weaknesses to our system of internal control as of December 31, 2008.  Those weaknesses still existed as of December 31, 2009 and are identified as follows:

As of March 31, 2010, we did not maintain effective controls over the control environment.
Specifically, we had not extended our written code of business conduct and ethics to include non-officers.
•
This has resulted in inconsistent practices.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•
As of March 31, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
As of March 31, 2010, we did not maintain effective controls over equity transactions.  Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
March 31, 2010, we did not maintain effective internal control over our document control over all Company agreements. Specifically, controls were not designed and in place to ensure that documents were readily available at our place of business related to all agreements still in effect today. Management has determined that this control deficiency constitutes a material weakness.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2010.

PART II

Item 1. Legal Proceedings

We are from time to time subject to litigation arising in the normal course of business. As of the date of this Form 10-Q, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

In 2008, Acer Capital Group (“Acer”) sued Best Energy, American Rig Housing, and Larry Hargrave for breach of contract and fraud.  The contract claims arise from an agreement entered into between American Rig Housing and Acer (the "Acer Agreement") concerning a going public transaction and certain alleged agreements concerning bridge financing for the going public transaction between American Rig Housing and Pipeline Capital ("Pipeline"), which subsequently assigned those alleged contracts to Acer Capital.  Under the Acer Agreement, Acer was to assist with taking American Rig Housing public in return for certain equity considerations in the new company.  The agreement also purports to contemplate a fee (the "Break-up Fee") to be paid to Acer in the event the going public transaction was not consummated.  Acer claimed it was owed the Break-up Fee.  The defendants in the case alleged that neither Acer nor Pipeline had performed its obligations under the Acer Agreement and that the Break-up Fee was not owed.  Acer also alleged fraud against each of the defendants, including Best Energy, claiming that the defendants made representations to it and Pipeline that were knowingly false in order to induce them to enter into the Acer Agreement and Pipeline Agreements.  The defendants disputed that they made any false representations.  Acer subsequently amended its complaint to add Andrew Garrett, Inc. and Mark Harrington as defendants and to assert new claims for tortious interference with contract and prospective business relations and conspiracy.  All parties to the lawsuit participated in court-ordered mediation in Houston on July 22, 2009.  All legal claims brought in the suit were settled at the mediation.  Pursuant to the terms of the settlement agreement, the Company is not required to make any payments in connection with the settlement and will receive a full release by Acer of any claims that Acer had, now has, or may have in the future against the Company based on or related to the subject matter of the lawsuit. On March 26, 2010, the court entered a final judgment pursuant to which Acer’s motion to enforce the settlement agreement was granted. Under the terms of the asset Purchase Agreement entered into on February 14, 2008, Mr. Hargrave fully indemnified Best and related parties on this matter.

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424).  Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. (“ARH”) 1,465,625 shares of the Company’s common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008, (2) failure to issue 75,000 shares of the Company’s common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the “Severance Agreement”), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company’s common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company.  The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys’ fees.  The Company plans to contest the lawsuit vigorously. As of March 31, 2010, the stock had not been issued in certificate form, but has been recorded. Further, the deferred compensation of $535,000 has been accrued, which is equal to the amounts in the severance agreement less the $15,000 payment that was made in January 2009.

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

We evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities.   Best Energy determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.  We evaluated the conversion feature under the new standard for a beneficial conversion feature.  The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and, along with attached warrants, gave rise to a debt discount of $586,008.

In connection with the private placement, we issued warrants to the placement agent to purchase 435,200 shares of common stock at an exercise price of $0.25 at any time until expiration on July 1, 2014.  These warrants were valued at $42,971.

From March 25 through March 31, 2010, the Company sold units of Company securities (the “Units”) at a price of $24,000 per Unit (the “Offering”), with each Unit consisting of (i) 240,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share (“Subscription Warrants”) and (iii), if investors in the Offering hold shares of the Company’s Series A Preferred Stock, par value $0.001 per share (“Preferred Stock”), additional five-year warrants to acquire shares of Common Stock at an exercise price of $0.10 per share (“Participation Warrants”).  The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share.  In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

By March 31, 2010, the Company had received cash from the sale of just over 45 Units for gross cash proceeds of $1,080,880.   The cash portion of the placement agent’s fees and commissions in connection with the initial closing of the Offering totaled $96,850. We also paid legal expenses of $106,760 and legal expenses of $7,500.

On March 31, 2010, there was $107,255 of subscriptions receivable from investors who had subscribed to purchase approximately six additional Units for additional gross cash proceeds of $123,750.  The cash portion of the placement agent’s fees and commissions in connection with the subsequent closings of the Offering totaled $16,088 and legal expenses totaled $407.  The shares were issued on April 5, 2010.

Item 3. Defaults Upon Senior Securities

As of May 17, 2010, we are in default on certain non-financial covenants of our Credit Agreement and our working with our bank to remedy those defaults.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Waiver And Amendment No. 10 to Revolving Credit, Term Loan and Security Agreement Dated May 7, 2010

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 17, 2010	BEST ENERGY SERVICES, INC.

/s/ Mark Harrington
Mark Harrington
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 17, 2010	BEST ENERGY SERVICES, INC.

/s/ Dennis Irwin
Dennis Irwin
Chief Financial Officer