Form 10-Q
period 2010-06-30
BEST ENERGY SERVICES, INC.
filed 2010-08-13
CIK 1397346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the quarterly period endedJune 30, 2010
                                     -------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from                to

                        Commission file number 000-53260
                                               ---------

                           BEST ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                              02-0789714
--------------------------------------------------------------------------------
     (State or other jurisdiction of      (I. R.S. Employer Identification No.)
       incorporation or organization)

     5433 WestheimerRoad, Suite 825, Houston, Texas            77056
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (713) 933-2600
                                                    --------------

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  [x]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [ ]               Accelerated filer             [ ]
Non-accelerated filer      [ ]               Smaller reporting company     [x]
(Do not check if a smaller reporting company)

Indicate  by check mark whether the registrant is a shell company (as defined in
rule  12b-2  of  the  Exchange  Act).     Yes  [ ]  No  [x]

The number of shares of the registrant's common stock outstanding as of June 30, 2010 was 34,075,209 shares.

                           BEST ENERGY SERVICES, INC.
                           --------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                       PAGE NO.
-------     ---------------------                                       --------

Item 1.     Consolidated Interim Financial Statements (Unaudited)

            Consolidated Balance Sheets at June 30, 2010 and
            December 31, 2009 (Unaudited)                                 F-3

            Consolidated Statements of Operations for the three months
            and six months ended June 30, 2010 and 2009 (Unaudited)       F-4

            Consolidated Statement of Cash Flows for the six months
            ended June 30, 2010 and 2009 (Unaudited)                      F-6

            Notes to Condensed Consolidated Interim
            Financial Statements (unaudited)                              F-8

Item 2.     Management's Discussion and Analysis                           26

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.    32

Item 4.     Controls and Procedures                                        32


PART II.    OTHER INFORMATION
----------  ------------------------------------------------------------

Item 1.     Legal Proceedings                                              33

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    34

Item 3.     Defaults Upon Senior Securities                                34

Item 4.     Submission of Matters to a Vote of Security Holders            35

Item 5.     Other Information                                              35

Item 6.     Exhibits                                                       35

Signatures                                                                 36

PART  I.  FINANCIAL  INFORMATION.
ITEM  1  CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                           BEST ENERGY SERVICES, INC.
                     Unaudited Consolidated Balance Sheets
                   As of June 30, 2010 and December 31, 2009

                                                   June 30,     December 31,
                                                     2010           2009
                                                -------------  --------------
Current assets
Cash                                            $    142,444   $      51,825
Accounts receivable, net of allowance for
  doubtful accounts of $48,623 as of
  June 30, 2010 and December 31, 2009              1,013,395         489,866
Prepaid and other current assets                      99,586          20,000
                                                -------------  --------------
Total current assets                               1,255,425         561,691

Property and equipment, net                       16,384,681      17,482,679
Deferred financing costs, net                        164,879         246,793
Intangible assets                                      3,459           3,459
Assets held for sale                               4,544,331       5,986,356
                                                -------------  --------------
TOTAL ASSETS                                    $ 22,352,775   $  24,280,978
                                                =============  ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities        $  1,407,361   $   1,076,660
Accrued interest                                     423,600         283,807
Bank overdraft                                       101,484          24,482
Accrued officer compensation                         335,000         245,000
Preferred dividends payable                          870,557       1,137,534
Current portion of loans payable                  19,652,488       4,367,145
                                                -------------  --------------
Total current liabilities                         22,790,490       7,134,628
Officer compensation, long-term portion              200,000         290,000
Loans payable                                          9,175      16,473,338
Convertible notes payable, net of discount
of $461,431 and $540,016
  as of June 30, 2010 and December 31, 2009          626,569         547,984
Deferred income taxes                              4,978,629       5,269,691
Liabilities related to assets held for sale          861,564       1,334,506
                                                -------------  --------------
TOTAL LIABILITIES                                 29,466,427      31,050,147

STOCKHOLDERS' DEFICIT
Stock payable                                        147,700         120,000
Series A Preferred Stock, 2,250,000 shares
  authorized, 1,608,506 and 1,524,449 shares
  issued and outstanding as of June 30, 2010
  and December 31, 2009, at redemption value
  of $10 per share.                               16,085,060      15,244,490
Common stock, $0.001 par value per share;
  90,000,000 shares authorized; 34,075,209
  and 21,060,109 shares issued and outstanding
  as of June 30, 2010 and December 31, 2009           34,075          21,060
Additional paid-in capital                         4,464,903       3,429,928
Retained deficit                                 (27,732,995)    (25,519,309)
Non-controlling interest                            (112,395)        (65,338)
                                                -------------  --------------
Total stockholders' deficit                       (7,113,652)     (6,769,169)
                                                -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $ 22,352,775   $  24,280,978
                                                =============  ==============

         (See accompanying notes to consolidated financial statements.

                           BEST ENERGY SERVICES, INC.
                Unaudited Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2010 and 2009

                                                  Three Months     Three Months      Six Months       Six Months
                                                     Ended            Ended            Ended            Ended
                                                 June 30, 2010    June 30, 2009    June 30, 2010    June 30, 2009
                                                ---------------  ---------------  ---------------  ---------------
Revenues                                        $    1,904,878   $      839,912   $    3,261,414   $    2,717,302

Costs and expenses:
  Direct cost of revenue                               862,750          659,485        1,453,782        1,567,655
  Business unit operating expenses                     480,257          418,933          910,913          838,317
  Depreciation and amortization                        638,194          574,687        1,268,913        1,149,374
  Corporate general and
    administrative expenses                            313,851          564,751          780,892        1,244,057
                                                ---------------  ---------------  ---------------  ---------------
Total operating costs and expenses                   2,295,052        2,217,856        4,414,500        4,799,403
                                                ---------------  ---------------  ---------------  ---------------

Net operating loss                                    (390,174)      (1,377,944)      (1,153,086)      (2,082,101)

Other income (expense):
  Other Income                                           1,100              123            1,224              874
  Interest expense                                    (324,477)        (249,879)        (830,683)        (407,159)
                                                ---------------  ---------------  ---------------  ---------------

Loss before provision for income taxes                (713,551)      (1,627,700)      (1,982,545)      (2,488,386)
Deferred income tax benefit                            145,531          138,000          291,062          224,185
                                                ---------------  ---------------  ---------------  ---------------
Net loss from continuing operations                   (568,020)      (1,489,700)      (1,691,483)      (2,264,201)
Loss from discontinued operations                     (513,851)        (588,246)        (564,131)        (963,685)
                                                ---------------  ---------------  ---------------  ---------------
  Total net loss including
    non-controlling interest                        (1,081,871)      (2,077,946)      (2,255,614)      (3,227,886)
Loss attributable to non-controlling interests          37,607                -           47,057                -
                                                ---------------  ---------------  ---------------  ---------------
Net loss attributable to Best                       (1,044,264)      (2,077,946)      (2,208,557)      (3,227,886)
Preferred stock dividend                              (290,835)        (255,253)        (573,593)        (510,507)
                                                ---------------  ---------------  ---------------  ---------------
Deemed dividend                                              -                -           (5,129)               -
                                                ---------------  ---------------  ---------------  ---------------
  Net loss attributable to
    common shareholders                         $   (1,335,099)  $   (2,333,199)  $   (2,787,279)      (3,738,393)
                                                ===============  ===============  ===============  ===============

(See accompanying notes to consolidated financial statements.

                           BEST ENERGY SERVICES, INC.
           Unaudited Consolidated Statement of Operations (Continued)
           For the Three and Six Months Ended June 30, 2010 and 2009

                                     Three Months     Three Months     Six Months       Six Months
                                     Ended            Ended            Ended            Ended
                                     June 30, 2010    June 30, 2009    June 30, 2010    June 30, 2009
                                     ---------------  ---------------  ---------------  ---------------

Per common share data - basic
  and diluted:
Loss from continuing operations      $        (0.02)  $        (0.08)  $        (0.08)  $        (0.13)
Loss from discontinued operations             (0.02)           (0.03)           (0.02)           (0.05)
                                     ---------------  ---------------  ---------------  ---------------
Net loss                             $        (0.04)  $        (0.11)  $        (0.10)  $        (0.18)
                                     ===============  ===============  ===============  ===============


Weighted Average Outstanding Shares
  - basic and diluted                    34,020,813       20,999,713       28,316,797       20,952,535
                                     ===============  ===============  ===============  ===============


(See accompanying notes to consolidated financial statements.)

                           BEST ENERGY SERVICES, INC.
                 Unaudited Consolidated Statement of Cash Flows
                For the Six Months Ended June 30, 2010 and 2009

                                                    Three Months     Six Months
                                                       Ended           Ended
                                                   June 30, 2009   June 30, 2009
                                                   --------------  -------------
Net loss from continuing operations                $  (1,691,483)  $(2,264,201)
Net loss from discontinued operations, including
  non-controlling interest                              (564,131)     (963,685)
                                                   --------------  ------------
Total Net Loss                                        (2,255,614)   (3,227,886)

Adjustments to reconcile net loss to net cash
  used for operating activities:
  Options issued for services                            352,300       462,888
  Shares owed for services                                27,700             -
  Non-cash interest expense                              452,021       568,817
  Depreciation expense                                 1,268,913     1,899,227
  Gain on sale of fixed assets                           (11,547)            -
  Impairment of assets held for sale                     482,700             -
  Deferred income tax benefit                           (764,004)     (276,947)
  Changes in operating assets and liabilities:
   Accounts receivable                                  (523,529)    2,140,312
   Prepaid expenses                                      (79,586)       51,619
   Accounts payable                                      173,437      (190,203)
   Accrued expenses                                      297,057       (15,000)

  CASH PROVIDED (USED) FOR OPERATING ACTIVITIES         (580,152)    1,412,827

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired              -       (58,945)
  Cash paid for purchase of fixed assets                (170,915)     (195,292)
                                                   --------------  ------------

  CASH USED FOR INVESTING ACTIVITIES                    (170,915)     (254,237)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on LOC                                  513,805    (1,023,448)
  Principal payments on debt                            (721,754)     (705,128)
  Proceeds from issuance of stock                        972,633       818,000
  Payment of deferred financing costs                          -      (608,916)
  Increase in bank overdraft                              77,002       219,172
                                                   --------------  ------------

  CASH PROVIDED (USED) BY FINANCING ACTIVITIES            841,686    (1,300,320)
                                                   ---------------  ------------

NET INCREASE (DECREASE) IN CASH                            90,619      (141,730)

CASH AT BEGINNING OF PERIOD                                51,825       249,330

CASH AT END OF PERIOD                              $      142,444   $   107,600
                                                   ===============  ============

         (See accompanying notes to consolidated financial statements.)

                           BEST ENERGY SERVICES, INC.
           Unaudited Consolidated Statement of Cash Flows (Continued)
                For the Six Months Ended June 30, 2010 and 2009

                                         Three Months      Six Months
                                            Ended           Ended
                                        June 30, 2010   June 30, 2009
                                        --------------  --------------
Cash paid for:
Interest                                $      581,748  $      500,078
                                        ==============  ==============
Taxes                                   $            -  $            -
                                        ==============  ==============

NON-CASH TRANSACTIONS
Cashless exercise of options            $            -  $           76
                                        ==============  ==============
Accrued stock dividends                 $      573,593  $      510,507
                                        ==============  ==============
Proceeds from sales of fixed assets
  paid directly to noteholder           $      979,872  $            -
                                        ==============  ==============
Dividends declared for preferred stock
  paid in-kind                          $      840,570  $            -
                                        ==============  ==============
Deemed dividend                         $        5,129  $            -
                                        ==============  ==============

         (See accompanying notes to consolidated financial statements.)

                           BEST ENERGY SERVICES, INC.
            Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 27, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2009 have been omitted. These unaudited interim consolidated financial statements include the accounts of Best Energy Services, Inc. ("Best Energy") and its wholly-owned subsidiaries: Best Well Services, Inc. ("BWS") and Bob Beeman Drilling, Inc. ("BBD"), and its 42.5% owned subsidiary Best Energy Ventures, LLC (BEV). All significant inter-company balances and transactions have been eliminated. Except as otherwise noted, all references herein to "Best Energy," the "Company," "we," "us," or "our" means Best Energy Services, Inc. and its consolidated subsidiaries.

GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. At current levels, the Company's established source of revenues is not sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company is currently in default under the Amended Credit Agreement (see discussion below), further exacerbating its ability to continue as a going concern.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income, cash flows or stockholders' deficit as a result of these reclassifications.

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

PRINCIPLES  OF  CONSOLIDATION

These consolidated financial statements include the accounts of Best Energy, its wholly owned subsidiaries Best Well Services, Inc. (BWS) and Bob Beeman Drilling Company (BBD), and its 42.5% owned subsidiary Best Energy Ventures, LLC (BEV). All significant inter-company balances and transactions have been eliminated. All amounts are reported at gross on the consolidated statement of operations, with the loss attributable to the non-controlling members of BEV broken out on a separate line. We consolidate all exploration and production entities over which we exercise substantial control, irrespective of our the percentage of ownership we hold in them.

CASH  AND  CASH  EQUIVALENTS

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of June 30, 2010 and December 31, 2009, we had no cash balances in excess of federally insured limits and no cash equivalents.

ACCOUNTS  RECEIVABLE

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer's trade receivable balance. Based on these factors we have established an allowance for doubtful accounts of $48,623 at June 30, 2010 and December 31, 2009.

CREDIT  RISK

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms.

CLASSIFICATION              ESTIMATED USEFUL LIFE
==========================  =====================
Rigs and related equipment               10 years
Vehicles                                  5 years
Heavy trucks and trailers                 7 years
Leasehold improvements                    5 years
Office equipment                          3 years

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

DEFERRED FINANCING COSTS

The Company capitalizes certain costs in connection with obtaining its borrowings, such as lender's fees and related attorney's fees. These costs are being amortized to interest expense using the effective interest method.

Deferred financing costs were $164,879 and $246,793 net of accumulated amortization at June 30, 2010 and December 31, 2009. Amortization of deferred financing costs totaled $81,914 for the six months ended June 30, 2010 and zero for the six months ended June 30, 2009.

ASSETS  HELD  FOR  SALE

The Company classifies certain assets as held for sale, based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, the Company estimates the net selling price of such an asset. If the net selling price is less than the carrying amount of the asset, a reserve for loss is established. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers. The Company identified $4,544,331 and $5,986,356 of assets held for sale at June 30, 2010 and December 31, 2009. These assets were part of the discontinued operations of BBD and BGS.

FINANCIAL  INSTRUMENTS

The carrying value of our financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, dividends payable and loans payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management's opinion that Best Energy is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Best Energy follows FASB ASC Topic 480, "Distinguishing Liabilities from Equity" ("ASC Topic 480"). ASC Topic 480 establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments and Best Energy applies the provisions of this statement in the determination of whether its mandatorily redeemable preferred stock is properly classified as a liability or equity.

INCOME  TAXES

Income taxes are accounted for in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). Under ASC Topic 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's Consolidated Statements of Income and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities. As of June 30, 2010 and December 31, 2009, the Company had no uncertain tax positions.

REVENUE  RECOGNITION

We recognize service revenue based on rate agreements in effect with customers as the service is provided and realization is assured. We recognize equipment sales revenue when risk of loss has transferred to the purchaser and collectability is reasonably assured.

OPERATING  LEASES

The Company conducts its activities from leased offices in Liberal, Kansas and Houston, Texas. All leases are classified as operating leases that expire over the next three years and are expensed straight line.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

STOCK-BASED  COMPENSATION

We account for stock-based compensation in accordance with FASB ASC Topic 718, "Compensation - Stock Compensation" ("ASC Topic 718"), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee's or non-employee's service period, which is generally the vesting period of the equity grant.

INCOME  (LOSS)  PER  SHARE

We report basic loss per share in accordance with FASB ASC Topic 260, "Earnings Per Share" ("ASC Topic 260"). Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon Best Energy's net income (loss) position at the calculation date. Diluted loss per share has not been provided as it is anti-dilutive.

PREFERRED  STOCK

We accrue a 1.75% dividend on our preferred stock each quarter. As dividends are paid, either as payment in kind or in cash, we relieve the accrued liability.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board ("FASB") issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management's best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence ("VSOE") of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The adoption of the new standards will not have an impact on The Company's consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles ("U. S. GAAP") recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company's interim and annual periods beginning with the Company's year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as FASBs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on The Company's consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company's consolidated financial position, results of operations and cash flows.


NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:

                                            JUNE 30,      DECEMBER 31,
                                              2010           2009
                                          ------------  --------------
Rigs, pumps, compressors, rig houses and
  related equipment                       $19,968,985   $  19,810,104
Vehicles                                    2,125,211       2,113,177

Office and computer equipment                  46,250          46,250
                                          ------------  --------------
Total property and equipment               22,140,446      21,969,531
Less: accumulated depreciation             (5,755,765)     (4,486,852)  )
                                          ------------  --------------
Property and equipment, net               $16,384,681   $  17,482,679
                                          ============  ==============

Depreciation expense was $1,268,913 and $1,149,374 for the six months ended June 30, 2010 and 2009.


NOTE  4  -  LOANS  PAYABLE

LOAN  AGREEMENT

The following summary of the terms of our loan agreement with PNC Bank, N.A. reflects the cumulative effect of the twelve amendments that have been entered into since February 14, 2008, the date we entered into the Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (as amended through the date of this Report, the "Loan Agreement").

Term Loan. The principal amount owed under the term loan as of June 30, 2010 was $16,317,483. Principal and interest on the term loan are payable monthly with principal payments due as follows: (i) $98,500 per month from May 1, 2009 through December 31, 2009; (ii) $125,000 per month from January 1, 2010 through December 31, 2010, except that for May and June, 2010 the amount payable was reduced to $50,000 per month, and for July and August 2010, the amount payable was reduced to $25,000 (see "recent amendments", below); and (iii) $150,000 per month thereafter until maturity, except that the principal due on May 1, 2010 was $50,000. The term loan matures on March 11, 2011. The term loan bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus %, PNC's base commercial lending rate and the daily LIBOR rate) plus 2.75% or (ii) the greater of the eurodollar rate or 2% plus 4.00%. The interest rate on the term loan at June 30, 2010 was 6.00%.

Revolver. The principal amount owed under the revolver as of June 30, 2010 was $3,275,551. The revolving line of credit under the Loan Agreement may be borrowed and re-borrowed until maturity. The amount available under the revolver is the lesser of (i) $4.0 million and (ii) the sum of (A) 85% of eligible receivables, (B) 100% of cash collateral account held by PNC Bank as additional security and (C) a special over advance amount less (D) any outstanding undrawn letters of credit and such reserves as PNC Bank deems proper and necessary. At June 30, 2010, there was no availability to borrow under the revolver. As of the date of this Report, the special over advance amount is equal to $1,750,000 less 65% of any net cash proceeds received from the Company from the issuance of any equity interests in the Company after the date of this Report and will remain in place until March 31, 2011 at which time it will reduce to zero. The revolving line of credit matures on March 11, 2011. The revolver bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus %, PNC's base commercial lending rate and the daily LIBOR rate) plus 2.50% or (ii) the greater of the eurodollar rate or 2% plus 3.75%. The interest rate on the revolver at June 30, 2010 was 5.75%.

The Loan Agreement requires an annual 75% recapture of the Company's excess cash flow to be applied to the principal balance, where excess cash flow is defined as EBIDTA less cash tax payments, non-financed capital expenditures and payments of principal on the term loan and interest on indebtedness for borrowed money.

Borrowings under the Loan Agreement are secured by all of the assets and equipment of the Company and all subsidiaries. Any equipment and assets purchased in the future will, once acquired, also be subject to the security interest in favor of PNC Bank.

Under the Loan Agreement, we are subject to customary covenants, including certain financial covenants and reporting requirements. Beginning on March 31, 2010, we were required to maintain a fixed charge coverage ratio. The fixed charge coverage ratio is defined as the ratio of EBITDA minus capital expenditures (except capital expenditures financed by lenders other than under the Amended Credit Agreement) made during such period minus cash taxes paid during such period minus all dividends and distributions paid during such period (including, without limitation, all payments to the holders of the Series A Preferred Stock), to all senior debt payments as follows:

Twelve Month Period Ending:             Fixed Coverage Ratio:
--------------------------------------  ---------------------
March 31, 2010                          No Test
June 30, 2010                           No Test
September 30, 2010                      No Test
December 31, 2010                       No Test
March 31, 2011 and each fiscal quarter
  ending thereafter                     1.00 to 1.0

Under the Loan Agreement, we are required to maintain a minimum EBITDA as follows:

                                               Minimum
Period:                                        EBITDA:
---------------------------------------------  ----------
Three months ended March 31, 2010              $  130,000
Six months ended June 30, 2010                    700,000
Nine months ended September 30, 2010            1,400,000
Twelve months ended December 31, 2010           2,200,000
Twelve months ended March 31, 2011 and
  each twelve month period ending on the
  final day of each fiscal quarter thereafter  No Test

Under the Loan Agreement, we may not pay cash dividends on our common stock or our preferred stock or redeem any shares of our common stock or preferred stock.

Under the Loan Agreement, we are required to maintain a minimum rig utilization requirements set forth in the table below:

                                               Minimum Rig
Period                                         Utilization
---------------------------------------------  ------------
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

Under the Loan Agreement, we are required to make mandatory repayments of the term loan from the proceeds of sale of certain equipment used in our drilling operations (that have been discontinued) set forth in the table below:

                                       Minimum
Period                                 Repayments
-------------------------------------  -----------
One month ended March 31, 2010         $   375,000
Three months ended May 31, 2010        $   975,000
Five months ended July 31, 2010        $ 1,575,000
Seven months ended September 30, 2010  $ 2,175,000
Nine months ended November 30, 2010    $ 2,775,000
Eleven months ended January 31, 2010   $ 3,375,000
Thirteen months ended March 31, 2011   $ 3,750,000

In addition to the foregoing and other customary covenants, the Loan Agreement contains a number of covenants that, among other things, will restrict our ability to:

-     incur  or  guarantee  additional  indebtedness;
-     transfer  or  sell  assets;
-     create  liens  on  assets;
- engage in transactions with affiliates other than on an "arm's-length" basis; and
-     make  any  change  in  the  principal  nature  of  our  business.

The Loan Agreement also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness, bankruptcy, a change of control and material judgments and liabilities.

As of June 30 and August 13, 2010, we are in default on certain covenants of our Credit Agreement and are working with our bank to remedy those defaults.

Recent  Amendments

On June 4, 2010 the Company entered into Amendment No. 11 to the PNC agreement. The amendment reduced the Company's Term Loan repayment obligation for May 2010 and June 2010 from $125,000 to $50,000.

On July 12, 2010, the Company entered into Amendment No. 12 to the PNC agreement. The amendment reduces the Company's Term Loan repayment obligation for July 2010 and August 2010 from $125,000 to $25,000. In connection with the amendment, the Company issued PNC a warrant to purchase 250,000 shares of common stock for a period of 5 years at an exercise price of $0.10.

VEHICLE NOTES

We have entered into various note agreements for the purchase of vehicles used in our business. The notes bear interest at rates between 0.00% and 9.10%, require monthly payments of principal and interest and are generally secured by the specific vehicle being financed. The notes typically have original terms of three to four years. The majority of these notes were assumed by us in the acquisition of BWS.

Future minimum payments under existing notes payable are as follows:

FOR THE TWELVE MONTHS ENDING JUNE 30,    AMOUNT
=====================================    ===========
2011                                     $19,652,488
2012                                           9,175

CONVERTIBLE DEBT

During June, July and August 2009, we had several preliminary closings of a private placement for a total of 1,088 Units and received gross proceeds of $1,088,000 (net proceeds of $843,355 after cash commission of $244,645). Each Unit consists of a subordinated convertible note payable of $1,000 and warrants to purchase 4,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on July 1, 2014. A total of 4,352,000 warrants were issued resulting in a discount on debt of $348,895. The notes bear interest at a rate of 10% per annum, which is payable either in cash semi-annually in arrears on July 1 and January 2 each year, commencing on January 2, 2010 or in shares of common stock at a price of $0.25 per share. Under the terms of the Amended Credit Agreement, we may not pay cash interest on the notes. The notes are convertible at the option of the note holder into common stock at the rate of $0.25 per share (the "Conversion Price") and mature on July 1, 2011. If we achieve certain earnings hurdles, we may force the noteholders to convert all or part of the then outstanding notes at the Conversion Price. The notes are unsecured obligations and are subordinate in right of payment to all of our existing and future senior indebtedness.

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

The amortized value of the warrants and the beneficial conversion feature was $461,431 and $540,016 as of June 30, 2010 and December 31, 2009. Additionally, cash fees totaling $244,645 and warrants valued at $71,264 are being amortized over the life of the loans through July 2011 using the straight-line method. Their net amortized value on June 30, 2010 was $164,879, and on December 31, 2009, it was $246,793.

NOTE 5 - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

Incentive and non-qualified stock options issued to directors, officers, employees and consultants are issued at an exercise price equal to or greater than the fair market value of the stock at the date of grant. The stock options vest immediately or conditionally over a period of ten to twenty-four months, and expire five years from the date of grant. Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period.

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions for the six months ended:

                          JUNE 30, 2010     JUNE 30, 2009
                          --------------    --------------
Expected life (years)               4.25              2.50
Risk-free interest rate           2.40 %            1.35 %
Volatility                      176.20 %          120.00 %
Dividend yield                    0.00 %            0.00 %

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

A summary of our stock option activity and related information is presented below:

                                                  WEIGHTED        WEIGHTED
                                                   AVERAGE        AVERAGE
                                   NUMBER OF   EXERCISE PRICE   CONTRACTUAL
                                    OPTIONS      PER OPTION     LIFE (YEARS)
                                  -----------  ---------------  ------------
Outstanding at December 31, 2009   4,165,000              0.31
Granted/Issued                     8,550,000              0.10
Exercised                                  -                 -
Forfeited                         (1,205,000)             0.25
                                  -----------  ---------------
Outstanding at June 30, 2010      11,510,000   $          0.16          4.31
                                  ===========  ===============  ============

The weighted average grant-date fair value per share for options granted during the year ended June 30, 2010 and 2009 was $0.10 and $0.86, respectively. As of June 30, 2010, there was $251,650 unrecognized compensation cost related to non-vested stock options. Stock option expense recognized in the six months ended June 30, 2010 and 2009 was $352,300 and $462,888.

At June 30, 2010 the aggregate intrinsic value of stock options outstanding was $427,500, of which 2,850,000 shares are immediately exercisable and have a remaining contractual term of 4.6 years. At December 31, 2009, the aggregate intrinsic value of stock options outstanding was zero. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of June 30, 2010 and December 31, 2009 exceeds the exercise price of the option.

During the six months ended June 30, 2009, 150,000 options were exercised in a cashless exercise that resulted in 75,743 shares being issued.

On February 3, 2010, the Board of Directors of the Company approved 8,550,000 options, including 7,250,000 to officers and directors with a strike price of the Company, as described below:

- David Voyticky, a Director, received options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.

- James Byrd, Jr., a Director, received options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.

- Joel Gold, a Director, received options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.

- Mark G. Harrington, Chairman and CEO, received options to acquire 3,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.

- Eugene Allen, President and COO, received options to acquire 750,000 shares of the Company's common stock at an exercise price of $0.10 per share.

- Dennis Irwin, CFO, received options to acquire 500,000 shares of the Company's common stock at an exercise price of $0.10 per share.

These options will vest as follows: (i) one-third (1/3) immediately upon date of grant, (ii) one-third (1/3) on the date that that the Company first records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year) and (iii) one-third (1/3) on the date that that the Company next records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year). These option grants are also subject to the following conditions: (i) the options will vest immediately upon the occurrence of a change in control of the Company or the holder's termination without cause; (ii) the options will be forfeited immediately upon a holder's termination for cause; (iii) the options will be exercisable for 90 days following the holder's voluntary termination from the Company; (iv) the options were not issued under a shareholder approved plan and will be non-qualified stock options under applicable IRS rules; (v) the options will be "restricted securities" under federal securities laws; (vi) the options will be subject to the Company's ability to comply with applicable federal and state securities laws; (vii) the directors' options are subject to cutbacks if necessary to provide additional authorized shares for the Company's various needs; (viii) the Board will have the sole and absolute discretion to interpret the terms of the options, including vesting, change in control and terminations for cause, and such determinations shall be final and binding on the holders.

The following table summarizes the grant date fair values of our stock option activity, for non-vested options, granted options, vested options and forfeited options during the years ended December 31, 2009 and 2008:

                                              WEIGHTED
                                              AVERAGE
                                 NUMBER OF    GRANT DATE
                                 OPTIONS      FAIR VALUE
                                 -----------  -----------
Non-vested at December 31, 2009     330,521          0.25
Granted                           8,550,000          0.10
Vested                           (3,918,750)         0.10
Forfeited                          (330,521)         0.25
                                 -----------
Non-vested at June 30, 2010       4,631,250   $      0.10

WARRANTS

                                           WEIGHTED                            WEIGHTED
                                WEIGHTED   AVERAGE                  WEIGHTED   AVERAGE
                   NUMBER OF    AVERAGE    REMAINING     NUMBER OF  AVERAGE    REMAINING
                   COMMON       EXERCISE   CONTRACTUAL   PREFERRED  EXERCISE   CONTRACTUAL
                   SHARES       PRICE      LIFE (YEARS)  SHARES     PRICE      LIFE (YEARS)
                   -----------  ---------  ------------  ---------  ---------  ------------
Outstanding at
December 31, 2009   8,665,475   $    0.29          4.44    135,630  $    0.16          3.98
Granted/Issued     29,936,100        0.10          4.98          -          -
Exercised                   -           -                        -          -
Forfeited          (2,550,000)       0.25          4.71          -          -
                   -----------                           ---------
Outstanding at
June 30, 2010      36,051,575   $    0.14          4.87    135,630  $    0.16          3.98
                   ===========  =========  ============  =========  =========  ============

Exercisable at
June 30, 2010      36,051,575   $    0.14          4.87    135,630  $    0.16          3.98
                   ===========  =========  ============  =========  =========  ============

The fair value of each warrant granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

                           SIX MONTHS ENDED        YEAR ENDED
                            JUNE 30, 2010       DECEMBER 31, 2009
Expected life (years)                 4.73                  5.00
Risk-free interest rate        2.17 - 2.65%          2.30 - 2.74%
Volatility                 171.19 - 277.22%      120.00 - 180.84%
Dividend yield                           0%                    0%

At June 30, 2010 and December 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable for common shares and preferred shares was $1,544,225, due to a higher exercise price for all outstanding and exercisable warrants than the June 30, 2010 and December 31, 2009 closing stock price.

For the six months ended June 30, 2010 and 2009, we recognized expense of $153,354 and zero associated with warrants.

NOTE 6 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS

From March 25 through March 31, 2010 the Company sold units of Company securities (the "Units") at a price of $24,000 per Unit (the "Offering"), with each Unit consisting of (i) 240,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share ("Subscription Warrants") and (iii), if investors in the Offering hold shares of the Company's Series A Preferred Stock, par value $0.001 per share ("Preferred Stock"), five-year warrants to acquire up to 240,000 additional shares of Common Stock at an exercise price of $0.10 per share, depending on ownership of Preferred Stock ("Participation Warrants"). The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

The Company received gross cash proceeds of $1,204,630. The cash portion of the placement agent's fees and commissions in connection with the initial closing of the Offering totaled $112,938. We also paid legal expenses of $111,559 and escrow fees of $7,500.


DIVIDENDS

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option.

On February 3, 2010 we declared and paid Series A Preferred Stock dividend to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share. The total amount of the dividend of $840,570 was paid by the issuance of 84,057 shares of Series A Preferred Stock.

At  June  30,  2010 and December 31, 2009, there were $870,557 and $1,137,534 of accrued  and  unpaid  dividends.

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

SHARES  ISSUED  AS  COMPENSATION

On January 2, 2010, we issued 217,600 shares of common stock as paid-in-kind interest on convertible debt. The accrued interest owed was $56,425 and it was converted at $0.25 a share according to the conversion agreement. No gain or loss was recorded on the conversion due to the conversion being within the terms of the convertible debt agreement.

On February 8, 2010, in settlement of certain claims made by a party that previously provided bridge financing to the Company, the Company issued 750,000 shares of the Company's common stock to such party. The shares were valued at $82,500, based on the market price of the shares on the date of issuance.

On March 31, 2010, the Company agreed to reduce the exercise price on the warrants held by certain investors in BEV from $0.25 per share to $0.10. The original warrants contained a provision that exercise price would be reduced to equal that of any closings that took place within 60 days of the agreement to purchase membership interest in BEV, which was signed December 16, 2009. Although the Offering did not close until more than 60 days after the agreement, the Company reduced the exercise price in good faith with its investors. The Company recognized a deemed dividend of $5,129 in association with the reduction of the exercise price, using a the Black-Scholes method, a volatility of 171.19%, a remaining life of 4.71 years and a market price of stock of $0.08 per share.

On April 15, 2010, we agreed to issue James Byrd, director, 360,000 shares of stock as compensation for consulting services he provided to the Company from May 2009 through April 2010. The expense was recognized in the three months ending March 31, 2010. The market price of the stock was $.07 and we recognized $25,200 expense in association with the shares issued.

On May 26, 2010, we agreed to issue our attorneys 50,000 shares of common stock as part of our retainer agreement. The market price of the stock was $.05 and we recognized $2,500 expense in association with the shares issued.

STOCK OPTIONS EXERCISED

In the six months ending June 30, 2009, there were 75,743 shares issued in a cashless exercise of 150,000 options. The share issuances were valued at par.

NOTE 7 - RELATED PARTY TRANSACTIONS

Larry Hargrave, our former CEO, was awarded a bonus of $1,000,000 to be paid $15,000 per month beginning in March 2008. As of June 30, 2010 and 2009, $535,000 remained unpaid. During 2009, we renegotiated the payment of the remaining bonus to be paid as follows:

- We agreed to issue 600,000 shares of common stock and reduce the cash payment of deferred compensation by $300,000. The shares were valued at $606,000 based on the closing price of the stock on the date of the agreement.

- We agreed to repay the money owed to Mr. Hargrave, subject to availability of cash, at the sole and absolute discretion of the Board of Directors.

Joel Gold, one of our directors, was a Director of Investment Banking at Andrew Garrett. In 2009, we paid Andrew Garrett as our placement agent a total of $141,440 in fees. We also issued warrants to purchase 435,200 shares.

In 2010, we paid Andrew Garrett as our placement agent a total of $112,938 in fees. We also issued warrants to purchase 2,347,500 shares.

On April 15, 2010, we agreed to issue James Byrd, director, 360,000 shares of stock as compensation for consulting services he provided to the Company from May 2009 through April 2010. The expense was recognized in the three months ending March 31, 2010.


NOTE  8  -FAIR  VALUE  MEASUREMENT

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

The following tables provide a summary of the recognized assets and liabilities that are measured at fair value on a non-recurring basis.

                                     Quoted Prices
                                       in Active
                                      Markets for   Significant
                                       Identical      Other      Significant
                       December 31,     Assets /    Observable   Unobservable
                           2009       Liabilities     Inputs       Inputs
                      -------------  -------------  -----------  ------------
Assets:
Assets held for sale      4,544,331              -            -     4,544,331
                      =============  =============  ===========  ============
Liabilities:
Convertible debt            626,569              -            -       626,569
                      =============  =============  ===========  ============

                                     Quoted Prices
                                       in Active
                                      Markets for   Significant
                                       Identical      Other      Significant
                       December 31,     Assets /    Observable   Unobservable
                           2009       Liabilities     Inputs       Inputs
                      -------------  -------------  -----------  ------------
Assets:
Assets held for sale      5,986,356              -            -     5,986,356
                      =============  =============  ===========  ============
Liabilities:
Convertible debt            547,984              -            -       547,984
                      =============  =============  ===========  ============

The fair value measurements of assets held for sale are calculated based on the expected realization from selling those assets.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, and accrued expenses approximate fair value based on the short maturities of these instruments. At June 30, 2010 and December 31, 2009, the fair value of the secured debt was equal to the carrying value.

NOTE  9  -DISCONTINUED  OPERATIONS

BOB  BEEMAN  DRILLING,  COMPANY

On or about October 8, 2009, the Company discontinued the operations of BBD, due to lack of profitability. The discontinuation of operations resulted in a 100 percent impairment of the goodwill associated with the purchase of the BBD. The related assets are now being held for sale. Due to the current depressed market for assets in the drilling industry, an impairment of their value was recorded in 2009, which reduced their value to $4,873,256 as of December 31, 2009. During the six months ended June 30, 2010, the total loss associated with discontinued operations was $101,335, including operating loss of $103,350, allocated interest expense of $307,197, a gain on deferred taxes associated with the sale of assets of $303,997, and a gain on the sale of equipment of $5,197. The assets and liabilities of items held for sale associated with discontinued operations at BBD are as follows as of June 30, 2010 and December 31, 2009:

                           JUNE 30,    DECEMBER 31,
                             2010          2009
                          ----------  -------------
ASSETS:
  Fixed assets            $3,913,931  $   4,873,256
  Goodwill                         -              -
                          ==========  =============

LIABILITIES:
  Deferred tax liability  $1,197,049  $   1,501,046
                          ==========  =============

BEST  GEOLOGICAL  SERVICES

On or about December 31, 2009, the Company discontinued the operations of BGS, due to lack of profitability. The related assets are now being held for sale.
Due to the condition of the assets and current depressed market for assets in the rig-housing industry, impairment was recorded in 2009, which reduced their value to $1,113,100. A further impairment was recorded on June 30, 2010 following an independent appraisal order by PNC Credit, which reduced their values by another $482,700. As a result of the write-down of the fixed assets, the Company recognized a deferred tax asset of $335,485, calculated on the difference between the taxable basis of the assets and their value for the Company. During the six months ended June 30, 2010, the total loss associated with discontinued operations was $420,796, including a loss from operations of $42,617 allocated interest expense of $64,424, a writedown of assets of 482,700 and gain on deferred taxes associated with the impairment of assets of $168,945

The assets and liabilities of items held for sale associated with discontinued operations at BGS are as follows as of June 30, 2010 and December 31, 2009:

                        JUNE 30,   DECEMBER 31,
                          2010         2009
                       ---------  -------------
ASSETS:
  Fixed assets         $ 630,400  $   1,113,100
  Deferred tax asset*  $ 335,485  $     166,540
                       ---------  -------------
  Total assets         $ 965,885      1,279,640
                       =========  =============

* This asset is offset against liabilities at the consolidated level and, therefore, is not subject to a valuation allowance.

BEST  ENERGY  VENTURES

BEV was formed in 2009 to rejuvenate oil wells for the production of natural gas. We purchased rights to develop one such well, but, due to lack of capital, did not commence operations within the terms of the lease. In connection with the sale of membership interest in Best Energy Ventures, LLC, we issued warrants to the members to purchase 1,800,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on December 16, 2014. We valued these warrants using the Black-Scholes option pricing model with the following assumptions: stock prices on the grant date of $0.20, lives of five years, expected volatility of 179.43%, risk-free interest rate of 2.34%, and expected dividend rate of 0.00%. These warrants were valued at $267,366 and were expensed on the discontinuance of the operation in 2009. On March 31, 2010, we reduced the strike price on the warrants to equal that of the strike price on the warrants issued with the private placement and recognized a deemed dividend of $5,129. Also in connection with the sale of BEV, we offered 1,000,000 shares to certain investors if we did not commence work on the rig within 90 days of the date of their investment. We did not begin that work and a related stock payable of $120,000 was recorded as of December 31, 2009. The payable was valued based on the trading market price of the shares on December 31, 2009. During the six months ended June 30, 2010, the total loss associated with discontinued operations was $42,000, all of which was associated with operations.

On June 4, 2010, the Company extended its lease for another 48 months in exchange for a 7.5% interest in BEV. Because the lease value is fully impaired for accounting purposes, no gain or loss was recorded as of the date of the transaction.

NOTE  10  -  SUBSEQUENT  EVENTS

On July 12, 2010, the Company entered into Amendment No. 12 to its Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association ("PNC"). The amendment reduces the Company's Term Loan repayment obligation for July 2010 and August 2010 from $125,000 to $25,000.

In connection with amendment, the Company issued PNC a warrant to purchase 250,000 shares of common stock for a period of 5 years at an exercise price of $0.10.

NOTE  11  -  LEGAL  MATTERS

We are from time to time subject to litigation arising in the normal course of business. As of the date of this Annual Report on Form 10-K, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424). Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. ("ARH") 1,465,625 shares of the Company's common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008, (2) failure to issue 75,000 shares of the Company's common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the "Severance Agreement"), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company's common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company. The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys' fees. The Company plans to contest the lawsuit vigorously. As of June 30, 2010, the stock had not been issued in certificate form, but had been recorded. Further, the deferred compensation of $535,000 has been accrued, which is equal to the amounts in the severance agreement less the $15,000 payment that was made in January 2009.

On or about May 17, 2010, the Company was served with a petition captioned Linda
J. Hargrave vs. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause No. 2010-24463). Mrs. Hargrave contends that the Company has defaulted on lease payments in the total amount of $64,000.00 for the property at 4092 US Highway 59 South, Cleveland, Texas 77327. Mrs. Hargrave additionally alleges that the Company had failed to pay the property taxes in the amount of $5,792.00. Mrs. Hargrave obtained the property from her ex-husband, Larry Hargrave, through a divorce decree. The relief requested by the Plaintiff includes actual damages, pre-judgment interest, attorney's fees and costs of court.

The Company plans to contest both of these lawsuits vigorously and file substantial counterclaims for breach of fiduciary duty, fraud and fraudulent inducement. Although the Company believes the plaintiffs' claims are meritless, there can be no assurance that the Company will prevail in this litigation, the consequences of which would be potentially substantial economic costs to the Company, substantial dilution through the issuance of additional shares of Common Stock to the plaintiffs, any of which would be a material adverse effect which could potentially cause the Company to declare bankruptcy and make the Units worthless.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: STATEMENTS ABOUT OUR FUTURE EXPECTATIONS ARE "FORWARD-LOOKING STATEMENTS" AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. WHEN USED HEREIN, THE WORDS "MAY," "WILL," "SHOULD," "ANTICIPATE," "BELIEVE," "APPEAR," "INTEND," "PLAN," "EXPECT," "ESTIMATE," "APPROXIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS," IN THIS DISCLOSURE STATEMENT, AND ARE SUBJECT TO CHANGE AT ANY TIME. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. THIS FORM 10-Q DOES NOT HAVE ANY STATUTORY SAFE HARBOR FOR THIS FORWARD LOOKING STATEMENT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT.

This Management's Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the "Financial Statements"). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

COMPANY OVERVIEW

Through our wholly owned subsidiary, Best Well Service, Inc. ("BWS"), we have a strong footprint in the hydrocarbon rich Hugoton basin. BWS has distinguished itself over the years in its service to both major oil companies and large independents, as well as an employee retention history that we believe is among the best in the industry. BWS also has complete in-house safety certifications and we rank extremely high within our regional peer group. BWS is headquartered out of Liberal, Kansas and has 25 workover rigs.

BUSINESS STRATEGY

Our overreaching goal for 2010 is to increase the level and predictability of our revenues in the well services business. To accomplish this objective we are focused on three distinct growth avenues as discussed below.

Basin-Centered Opportunities. In early 2009, workover activity industry-wide witnessed a severe contraction. At BWS, activity decreased in a matter of weeks from 25 active rigs to as few as three. In the wake of that decline, BWS was able to restore its activity level to between 40-60% of available rigs by capturing a larger market share of available work in the Hugoton Basin. Best now estimates that BWS's share of the local market is roughly 80% versus 30-35% in 2008. Best believes this higher market share is directly attributable to the following:

     More  customer-friendly  pricing  practices.  In  2008,  based on available
     -------------------------------------------
information, competitors of Best were charging as much as $340-$360 per hour for the same services for which BWS was charging $240 per hour. Following the early 2009 downturn, BWS reduced the price of its services by an additional 10-15%. Based on available information, BWS's competitors reduced their prices more in an attempt to remain competitive with BWS's pricing, and in many cases after failing to do so, withdrew from the Hugoton Basin.

     Safety  record.  BWS  has  an active in-house safety program, which it also
     --------------
tailors to fit its customers' needs when requested. Best now has two full time in-house HSE personnel. Best believes that BWS's safety record ranks superior to that of its local competitors.

     Reputation  and  performance.  BWS began operations in the Hugoton Basin in
     ----------------------------
1991. The reputation and performance of BWS over that time has been consistent and always customer-focused. In addition, several of our key employees, including our President and COO, Eugene Allen, have been with BWS for many years, in Mr. Allen's case since 1994. In addition, BWS's low historical employee turnover rate of less than 5% in recent years ranks Best among the top companies in its sector in employee retention.

In addition to continuing growth in our traditional Hugoton Basin market area, our business plan calls for growth through two additional efforts- New Basin Opportunities and HBFP.

New Basin Opportunities. We believe the strength of BWS's reputation in the Hugoton Basin is an important asset for Best. Fueling that reputation is our intense focus on the needs of our customers, including the need for value-oriented pricing and strong safety programs. In furtherance of this aspect of our strategy, on August 3, 2010, Best announced that it had expanded the reach of its well service business to now include the Central Kansas Uplift. Operations are centered in Pratt, Kansas, located some 120 miles to the East of Liberal. Best has deployed an initial two rigs into the area and expects demand for additional equipment as Best's brand, value pricing and performance become more demonstrated to potential new customers in the area.

In addition, Best is exploring opportunities to redeploy some of BWS's equipment into more active basins, in particular where there are high levels of activity in emerging shale-based plays. Several of BWS's customers in the Hugoton Basin are also active in emerging shale plays. In addition, we believe there are other potential customers not active in the Hugoton Basin that would be prepared to employ our very competitively priced equipment and services. Best is focusing its attention on the Eagle Ford shale play of South Texas and is currently evaluating the scope of potential customers' needs in the area.

HBFP. During 2009, a much repeated reason our customers gave for not having more active workover programs was that capital was not being made available from their corporate decision makers. In recognition of the customer's need for capital, Best is in the process of establishing Hugoton Basin Financing Partners ("HBFP"), a joint undertaking with an oil and gas focused private equity group based in New York. Under the arrangement as currently contemplated, BWS would source candidates for HBFP that require capital to finance their workover projects. HBFP would take capital advanced to it by the private equity Fund and, on certain undisclosed terms, provide financing to the customer in return for a preferential return from production from the wells, plus a premium and a residual back-in after payout. Customers of HBFP would be required to use BWS to provide their workover services. In addition, BWS would be retained to bundle certain additional services for the HBFP customer, with BWS being compensated for such services by the vendor. The HBFP non-binding indicative term sheet calls for up to $5 million of capital being made available to potential BWS customers. The HBFP transaction is subject to negotiation of a definitive agreement between the Fund and Best. Best believes there may be a substantial market for this style of financing, not only in the Hugoton Basin, but in other basins as well. Best has been in active discussions with many of its customers regarding their potential use of the HBFP financing product, and is working towards a high-grading of possible customers whose credit worthiness fits the requisite needs of the product.

Other Initiatives. During 2009, Best formed a new minority owned subsidiary, Best Energy Ventures ("BEV") for the purpose of developing projects in the exploration and production business that could utilize our workover rigs. The Company has matured one such project in the southern United States that could represent an important extension of an existing shale-based play currently underway within a 100-mile proximity of the target area. To test this potential extension, BEV acquired a 160 acre lease which also contains a previously abandoned well in a horizon slightly deeper than the targeted extension play horizon. The deeper horizon may contain between 100,000-350,000 barrels of remaining recoverable oil, which would be additive to the potential gas horizon up hole. BEV is currently seeking an industry partner that would fund the reentry, test the potential shale-gas extension, and restore the deeper producing oil horizon to production and near-term cash flow. If successful in establishing commercial production in the natural gas zone, BEV and its industry partner would seek to scale out development throughout this lease. To date, Best has funded the efforts of BEV by sales of membership in the subsidiary totaling $150,000. Best holds a 42.5% interest in BEV and will direct the project development. Best is not liable for any capital calls or liabilities of BEV and intends to finance the entirety of any future development with industry partner's capital. There can be no assurance BEV will be successful in finding an industry partner or that the well can be successfully reentered. If the reentry is mechanically successful there can be no assurance that the deeper oil horizon can be mechanically restored to production and/or that the shallower gas horizon can be sufficiently stimulated to produce economic quantities of natural gas.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2009

Revenues were $1.9 million for the three months ended June 30, 2010 compared with revenues of $0.8 million for the three months ended June 30, 2009. The increase of $1.1 million was primarily the result of increasing activity in the drilling and reworking of natural gas wells in the Hugoton Basin and of our increasing market share. Since reaching a low point in the second quarter of 2009, revenues have improved each of the last four quarters.

Operating Expenses were $1.3 million for the three months ended June 30, 2010 compared with $1.1 million for the three months ended June 30, 2009, resulting in an increase of $0.2 million. This increase was a result of the increase in business unit operating expenses consequent to declining rig activity. Although revenues increased by more than 127%, direct costs were up just 31%. Operating expenses includes direct costs of revenues, and business unit operating expenses, but exclude depreciation and amortization. Considering just direct costs, Best's gross margin improved to 55% in the second quarter of 2010 from 21% in the second quarter of 2009.

General and Administrative Expenses were $313,851 for the three-month period ended June 30, 2010 compared with $564,751 for the three months ended June 30, 2009, for a decrease of $250,900. Management has made a concerted effort to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses. Management expects cash G&A costs to now be under $1 million per year going forward. Included in G&A was stock based compensation expense of $77,995 and $110,137 for the second quarters of 2010 and 2009.

Net Loss from Operations was $0.4 million for the three months ended June 30, 2010 compared with $1.4 million for the three months ended June 30, 2009, resulting in a decreased loss of $1.0 million. The decreased loss resulted from higher sales. Net loss from operations includes revenues, direct operating expenses, G&A expenses, and depreciation and amortization expenses.

Interest Expense was $324,477 for the three month period ended June 30, 2010 compared with $249,879 for the three month period ended June 30, 2009, for an increase of $74,598. This increase was primarily a result of non-cash interest expenses, such as warrants issued to our bank and amortization related to convertible debt. The Company's term loan with PNC Credit bears interest at prime + 2.75%.

Net Loss was $1.3 million, or $0.04, per common share after accrued preferred dividends and deemed dividends for the three months ended June 30, 2010 compared with a net loss of $2.3 million, or $0.11, per common share for the three months ended June 30, 2009, for a decrease of $1 million or $0.07 per share. In the second quarter 2010, we had significantly higher margins, increased market share and lower G&A costs, which all combined to yield an almost million-dollar decrease in net loss, despite a half-million-dollar impairment of the assets of our discontinued operations.

SIX  MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2009

Revenues were $3.3 million for the six-month period ended June 30, 2010 compared with revenues of $2.7 million for the six-month period ended June 30, 2009. The increase of $0.6 million was primarily the result of increasing activity in the drilling and reworking of natural gas wells in the Hugoton Basin and of our increasing market share. Since reaching a low point in the second quarter of 2009, revenues have improved each of the last four quarters.

Operating Expenses were $2.4 million for six-month period ended June 30, 2010 compared with $1.3 million for the six-month period ended June 30, 2009, resulting in an increase of $1.1 million. This increase was a result of our increased activity. Although Best reduced its prices for well servicing by roughly 10% late in the first quarter, resultant from our stringent cost containment measures our gross margin increased from 42 percent in the first six months of 2009 to 55 percent in the first six months of 2010. Direct operating expenses includes direct costs of revenues, and business unit operating expenses, but exclude depreciation and amortization.

General and Administrative Expenses were $780,892 for the six-month period ended June 30, 2010 compared with $1,244,057 for the six months ended June 30, 2009, for a decrease of $463,165. Management has made a concerted effort to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses. Management expects cash G&A costs to now be under $1 million per year going forward. Included in G&A was stock based compensation expense of $380,000 and $462,888 for the first six months of 2010 and 2009.

Net  Loss  from  Operations was $1.2 million for the six-month period ended June
30, 2010 compared with $2.1 million six-month period ended June 30, 2009, resulting in a decreased loss of $0.9 million. The decreased loss resulted from higher sales. Net loss from operations includes revenues, direct operating expenses, G&A expenses, and depreciation and amortization expenses.

Interest Expense was $830,683 for the six-month period ended June 30, 2010 compared with 407,159 for the six months ended June 30, 2009, for an increase of $423,524. This increase was primarily a result of non-cash interest expenses, such as warrants issued to our bank and amortization related to convertible debt. The Company's term loan with PNC Credit bears interest at prime + 2.75%.

Net Loss was $2.8 million, or $0.10, per common share after accrued preferred dividends and deemed dividends for the six-month period ended June 30, 2010 compared with a net loss of $3.7 million, or $0.18, per common share for the six-month period ended June 30, 2009. The decrease of $0.9 million or $0.08 per share resulted from higher revenue and margins and lower G&A costs

LIQUIDITY  AND  CAPITAL  RESOURCES

Historical  Cash  Flows

The following table summarizes our cash flows for the six months ended June 30, 2010 and June 30, 2009:

                                                  SIX MONTHS ENDED
                                           --------------------------------
                                            JUNE 30, 2010    JUNE 30, 2009
                                           ---------------  ---------------
Net cash provided by  (used in)
  operating activities                     $     (580,152)  $    1,412,827
Net cash used in investing activities:
Capital expenditures, net                        (170,915)        (254,237)
Cash provided by (used in) financing
  activities:
Net borrowings on LOC                             513,805       (1,023,448)
Principal payments on debt                       (721,754)        (705,128)
Proceeds from issuance of stock                   972,633          818,000
Payment of deferred financing costs                     -         (608,916)
Increase in bank overdraft                         77,002          219,172
                                           ---------------  ---------------
Net increase (decrease) in cash and cash
  equivalents                              $       90,619   $     (141,730)

Operating activities during the six months ended June 30, 2010 used $0.6 million of cash compared to providing $1.4 million in the six months ended June 30, 2009. The decrease in cash from operations resulted mainly from accounts receivable earned in 2008 but paid in the first half of 2009, while in the first half of 2010, accounts receivable grew as a result of increased activity.

Financing activities contributed cash of $0.8 million for the six months ended June 30, 2010 compared to using $1.3 million for the six months ended June 30, 2009. The primary source of cash from financing activities in the first six months of 2010 was the issuance of stock.

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

Working  Capital  Deficit

At June 30, 2010, our current liabilities of $22.8 million exceeded our current assets of $1.3 million resulting in a working capital deficit of $21.5 million. This compares to a working capital deficit of $6.6 million at December 31, 2009. The deterioration in the working capital deficit is primarily the result the reclassification of the majority of our loans payable to current as a result the March 31, 2011 due date for the term loan. Current liabilities at June 30, 2010, include preferred stock dividends payable of $0.9 million, current portion of loans payable of $19.7 million and accounts payable of $1.4 million. Preferred stock dividends are not expected to be paid in cash. We expect these dividends to be paid in-kind through the issuance of additional shares of preferred stock or common stock.

Sources  of  Liquidity

Our sources of liquidity include our current cash and cash equivalents, availability under the revolving portion of the Amended Credit Agreement, and internally generated cash flows from operations. We continue to explore other sources of financing that are available to us including possible sales of stock or issuance of subordinated debt.

We  had  no availability under the Amended Credit Agreement as of June 30, 2010.

OFF-BALANCE  SHEET  ARRANGEMENTS

As of June 30, 2010, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

CONTRACTUAL  OBLIGATIONS

Tabular  Disclosure  of  Contractual  Obligations

                                      OVER THE NEXT
                                 ------------------------
                                 FIVE YEARS     12 MONTHS
                                 -----------  -----------
Notes Payable                    $20,749,663  $19,652,488
Operating Leases                     208,800      105,400
Employment/Consultant Contracts    1,073,500      482,000
                                 -----------  -----------
Total                            $22,031,963  $20,239,888
                                 ===========  ===========

Subject to the limitations set forth in the Amended Credit Agreement, our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year. For the six months ended June 30, 2010, we did not have positive net income after tax and did not redeem any outstanding shares of Series A Preferred Stock.

DISCLOSURE  REGARDING  FORWARD-LOOKING  STATEMENTS

We caution that this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends,"
"expects," "anticipates," "projects," "estimates," "predicts," "plans" and similar expressions, or the negative thereof, are also intended to identify forward-looking statements. In particular, statements, expressed or implied, concerning future operating results, the ability to increase utilization or redeploy rigs, or the ability to generate income or cash flows are by nature, forward-looking statements. These statements are based on certain assumptions and analyses made by management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to any of the following: the timing and extent of changes in commodity prices for crude oil, natural gas and related products, interest rates, inflation, the availability of goods and services, operational risks, availability of capital resources, legislative or regulatory changes, political developments, and acts of war and terrorism. A more detailed discussion on risks relating to the oilfield services industry and to us is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.


ITEM  4.  CONTROLS  AND  PROCEDURES.

(A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our  Chief  Executive  Officer  and  Chief  Financial  Officer  (the "Certifying
Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and within 45 days prior to the filing date of this report.

Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in segregation of duties in the field and home offices. As recently acquired operations are assimilated, we intend to address these weaknesses by centrally locating payables, check writing, and implementing controls regarding segregation of duties related to cash management. We plan to have these controls in place by year end. In the interim, management has been reviewing all disbursements and cash account activity.

As of June 30, 2010, we did not maintain effective controls over the control environment. Specifically, we had not extended our written code of business conduct and ethics to include non-officers. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

(B)  CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART  II:  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424). Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. ("ARH") 1,465,625 shares of the Company's common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008, (2) failure to issue 75,000 shares of the Company's common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the "Severance Agreement"), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company's common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company. The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys' fees. The Company plans to contest the lawsuit vigorously. As of June 30, 2010, the stock had not been issued in certificate form, but has been recorded. Further, the deferred compensation of $535,000 has been accrued, which is equal to the amounts in the severance agreement less the $15,000 payment that was made in January 2009.

On or about May 17, 2010, the Company was served with a petition captioned Linda
J. Hargrave vs. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause No. 2010-24463). Mrs. Hargrave contends that the Company has defaulted on lease payments in the total amount of $64,000.00 for the property at 4092 US Highway 59 South, Cleveland, Texas 77327. Mrs. Hargrave additionally alleges that the Company had failed to pay the property taxes in the amount of $5,792.00. Mrs. Hargrave obtained the property from her ex-husband, Larry Hargrave, through a divorce decree. The relief requested by the Plaintiff includes actual damages, pre-judgment interest, attorney's fees and costs of court.

The Company plans to contest both of these lawsuits vigorously and file substantial counterclaims for breach of fiduciary duty, fraud and fraudulent inducement. Although the Company believes the plaintiffs' claims are meritless, there can be no assurance that the Company will prevail in this litigation, the consequences of which would be potentially substantial economic costs to the Company, substantial dilution through the issuance of additional shares of Common Stock to the plaintiffs, any of which would be a material adverse effect which could potentially cause the Company to declare bankruptcy and make the Units worthless.


ITEM  2  -  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

PRIVATE PLACEMENTS

From March 25 through March 31, 2010 the Company sold units of Company securities (the "Units") at a price of $24,000 per Unit (the "Offering"), with each Unit consisting of (i) 240,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share ("Subscription Warrants") and (iii), if investors in the Offering hold shares of the Company's Series A Preferred Stock, par value $0.001 per share ("Preferred Stock"), five-year warrants to acquire up to 240,000 additional shares of Common Stock at an exercise price of $0.10 per share, depending on ownership of Preferred Stock ("Participation Warrants"). The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

The Company received gross cash proceeds of $1,204,630.   The cash portion of
the placement agent's fees and commissions in connection with the initial closing of the Offering totaled $112,938. We also paid legal expenses of $111,559 and escrow fees of $7,500.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of August 13, 2010, we are in default on certain non-financial covenants of our Credit Agreement and our working with our bank to remedy those defaults.
The  defaults  are  as  follows:

1. An Event of Default as a result of the aggregate balance of Revolving Advances outstanding exceeding the Formula Amount less, the aggregate Maximum Undrawn Amount of all issued and outstanding Letters of Credit, in violation of
Section  2.5  of  the  Loan  Agreement

2. Events of Default as a result of the Borrowers' failure to deliver to Agent annual financial statements pursuant to Section 9.7 of the Loan Agreement for the year ended December 31, 2009 (x) by April 15, 2010 and (y) accompanied by an unqualified report of the Accountants in either case, as required by said Section.

3. An Event of Default as a result of the Borrowers' failure to pay certain taxes as required pursuant to Section 4.13 of the Loan Agreement (the "Tax Default").


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS

The  following exhibits are filed as part of this quarterly report on Form 10-Q:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 2010                    BEST ENERGY SERVICES, INC.
                                          (the registrant)

                                          By: \s\ Mark Harrington
                                              -------------------
                                          Mark Harrington
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010                    BEST ENERGY SERVICES, INC.
                                          (the registrant)

                                          By: \s\ Dennis Irwin
                                              ----------------
                                          Dennis Irwin
                                          Chief Executive Officer