Form 10-Q
period 2010-09-30
BEST ENERGY SERVICES, INC.
filed 2010-11-19
CIK 1397346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010
                     ---------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from                to

                        Commission file number 000-53260
                                               ---------

                           BEST ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                              02-0789714
--------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

     5433 WestheimerRoad, Suite 825, Houston, Texas            77056
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (713) 933-2600
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

Indicate  by check mark whether the registrant is a shell company (as defined in
rule  12b-2  of  the  Exchange  Act).     Yes  [ ]  No  [x]

The number of shares of the registrant's common stock outstanding as of November 18, 2010 was 36,617,809 shares.

                           BEST ENERGY SERVICES, INC.
                           --------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                       PAGE NO.
-------     ---------------------                                       --------

Item 1.     Consolidated Interim Financial Statements (Unaudited)

            Consolidated Balance Sheets at September 30, 2010 and
            December 31, 2009 (Unaudited)                                    F-3

            Consolidated Statements of Operations for the three months
            and nine months ended September 30, 2010 and 2009 (Unaudited)    F-5

            Consolidated Statement of Cash Flows for the nine months
            ended September 30, 2010 and 2009 (Unaudited)                    F-7

            Notes to Condensed Consolidated Interim
            Financial Statements (unaudited)                                 F-9

Item 2.     Management's Discussion and Analysis                              30

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.       37

Item 4.     Controls and Procedures                                           37


PART II.    OTHER INFORMATION
----------  ------------------------------------------------------------

Item 1.     Legal Proceedings                                                 38

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       38

Item 3.     Defaults Upon Senior Securities                                   39

Item 4.     (Removed and Reserved)                                            40

Item 5.     Other Information                                                 41

Item 6.     Exhibits                                                          41

Signatures                                                                    42

PART  I.  FINANCIAL  INFORMATION.
ITEM  1  CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                  BEST ENERGY SERVICES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                                               September 30,      December 31,
                                                    2010              2009
                                              ---------------    --------------
Current assets
Cash                                          $       30,530     $      51,825
 Accounts receivable, net of allowance
   for doubtful accounts  of $48,623 as
   of September 30, 2010 and December
   31, 2009                                          921,924           489,866
 Prepaid and other current assets                     80,678            20,000
                                              ---------------    --------------
Total current assets                               1,033,132           561,691

 Property and equipment, net                      15,897,453        17,482,679
 Deferred financing costs, net                       123,396           246,793
 Other assets                                        657,648             3,459
 Assets held for sale                              3,004,641         5,986,356
                                              ---------------    --------------
TOTAL ASSETS                                  $   20,716,270     $  24,280,978
                                              ===============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable and accrued liabilities     $    1,812,926     $   1,046,082
 Related party accounts payable                       84,578            30,578
 Accrued interest                                    451,777           283,807
 Bank overdraft                                       81,587            24,482
 Accrued officer compensation                        335,000           245,000
 Preferred dividends payable                       1,169,719         1,137,534
 Derivative liability                              1,207,431                 -
 Convertible notes payable, net of discount
   of $397,396 and $540,016                          690,604           547,984
 Loans in default                                 19,290,409                 -
 Current portion of loans payable                     35,801         4,367,145
                                              ---------------    --------------
Total current liabilities                         25,159,832         7,682,612
 Officer compensation, long-term portion             200,000           290,000
 Loans payable                                         9,175        16,473,338
 Deferred income taxes                             4,833,098         5,269,691
 Liabilities related to assets held for sale         376,291         1,334,506
                                              ---------------    --------------
TOTAL LIABILITIES                                 30,578,396        31,050,147

                  BEST ENERGY SERVICES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
                                  (Continued)

                                               September 30,      December 31,
                                                    2010              2009
                                              ---------------    --------------

STOCKHOLDERS' DEFICIT
 Stock payable                                       219,050           120,000
 Series A Preferred Stock, 2,250,000
   shares authorized, 1,572,506 and
   1,524,449 shares issued and outstanding
   as of September 30, 2010 and December
   31, 2009, at redemption value of $10
   per share.                                     15,725,060        15,244,490
 Common stock, $0.001 par value per
   share; 90,000,000 shares authorized;
   34,165,209 and 21,060,109 shares
   issued and outstanding as of September
   30, 2010 and December 31, 2009                     34,165            21,060
 Additional paid-in capital                        3,615,159         3,429,928
 Retained deficit                                (29,331,090)      (25,519,309)
 Non-controlling interest                           (124,470)          (65,338)
                                              ---------------    --------------
Total stockholders' deficit                       (9,862,126)       (6,769,169)
                                              ---------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $   20,716,270     $  24,280,978
                                              ===============    ==============


         (See accompanying notes to consolidated financial statements.)


                                          BEST ENERGY SERVICES, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                          2010              2009            2010            2009
                                                     --------------    -------------    ------------    ------------
Revenues                                             $   1,578,297     $    854,938     $ 4,839,711     $ 3,572,240

Costs and expenses:
 Direct cost of revenue                                    721,160          502,288       2,174,942       2,140,164
 Business unit operating expenses                          496,953          370,546       1,407,866       1,138,642
 Depreciation and amortization                             652,810          574,688       1,921,723       1,724,062
 Corporate general and administrative expenses             551,745          434,699       1,332,637       1,678,756
                                                     --------------    -------------    ------------    ------------
Total operating costs and expenses                       2,422,668        1,882,221       6,837,168       6,681,624
                                                     --------------    -------------    ------------    ------------

Net operating loss                                        (844,371)      (1,027,283)     (1,997,457)     (3,109,384)

Other income (expense):
 Other Income (expense)                                       (192)               -           1,032             874
 Change in fair value of derivative liability              (14,178)               -         (14,178)              -
 Interest expense                                         (358,231)        (346,852)     (1,188,914)       (754,011)
                                                     --------------    -------------    ------------    ------------

Loss before provision for income taxes                  (1,216,972)      (1,374,135)     (3,199,517)     (3,862,521)
Deferred income tax benefit                                145,531           40,763         436,593         264,948
                                                     --------------    -------------    ------------    ------------
Net loss from continuing operations                     (1,071,441)      (1,333,372)     (2,762,924)     (3,597,573)
Loss from discontinued operations                         (205,874)      (4,099,650)       (770,005)     (5,063,335)
                                                     --------------    -------------    ------------    ------------
 Total net loss including non-controlling
 interest before extraordinary item                     (1,277,315)      (5,433,022)     (3,532,929)     (8,660,908)



                                          BEST ENERGY SERVICES, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                                         (Continued)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                          2010              2009            2010            2009
                                                     --------------    -------------    ------------    ------------
Loss from extraordinary item, net of deferred
 income tax benefit                                       (332,855)               -        (332,855)              -
                                                     --------------    -------------    ------------    ------------
 Total net loss including non-controlling interest      (1,610,170)      (5,433,022)     (3,865,784)     (8,660,908)
Loss attributable to non-controlling interests              12,075                -          59,132               -
                                                     --------------    -------------    ------------    ------------
Net loss attributable to Best                           (1,598,095)      (5,433,022)     (3,806,652)     (8,660,908)
Preferred stock dividend                                  (299,162)        (255,254)       (872,755)       (765,761)
                                                     --------------    -------------    ------------    ------------
Deemed dividend                                                  -                          (5,129)
                                                     --------------                     ------------
 Net loss attributable to common shareholders        $  (1,897,257)    $ (5,688,276)    $(4,684,536)    $(9,426,669)

Per common share data - basic and diluted:
 Loss from continuing operations                     $       (0.04)    $      (0.08)    $     (0.12)    $     (0.21)
 Loss from discontinued operations                           (0.01)           (0.20)          (0.03)          (0.24)
 Extraordinary loss                                          (0.01)               -           (0.01)              -
                                                     --------------    -------------    ------------    ------------
 Net loss                                            $       (0.06)    $      (0.28)    $     (0.16)    $     (0.45)
                                                     ==============    =============    ============    ============

Weighted Average Outstanding Shares
 - basic and diluted                                    34,165,209       21,010,109      30,278,789      20,971,937
                                                     ==============    =============    ============    ============

                                      (See accompanying notes to consolidated financial statements.)


                  BEST ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

                                                      Nine Months Ended
                                                September 30,    September 30,
                                                     2010             2009
                                               ---------------  ---------------
Net loss from continuing operations            $   (2,762,924)  $   (3,597,573)
Net loss from discontinued operations,
   including non-controlling interest                (770,005)      (5,063,335)
Net loss from extraordinary items                    (332,855)               -
Total Net Loss                                     (3,865,784)      (8,660,908)

Adjustments to reconcile net loss to net cash
 used for operating activities:
 Options and warrants issued for services             670,960          488,544
 Change in fair value of derivatives                   14,178                -
 Shares owed for services                              27,700                -
 Non-cash interest expense                            558,795          177,177
 Depreciation expense                               1,921,723        2,838,436
 Extraordinary loss on theft of assets,
   net of deferred income tax benefit                 332,855                -
 Gain on dispositions of assets held for sale          (4,617)               -
 Deferred income tax benefit                         (940,912)      (2,241,419)
 Impairment of goodwill                                     -        1,974,467
 Impairment of assets held for sale                   482,700        3,123,591
 Changes in operating assets and liabilities:
   Accounts receivable                               (432,058)       2,419,973
   Prepaid expenses                                   (61,177)           8,529
   Accounts payable                                   313,541          242,690
   Related party accounts payable                      54,000           30,578
   Accrued expenses                                   614,155                -
                                               ---------------  ---------------
 CASH PROVIDED (USED) FOR
   OPERATING ACTIVITIES                              (313,941)         401,658

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses, net of cash
   acquired                                                 -          (58,944)
 Cash paid for purchase of fixed assets              (336,497)        (267,612)
                                               ---------------  ---------------
 CASH USED FOR INVESTING ACTIVITIES                  (336,497)        (326,556)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings on LOC                                310,947          187,125
 Principal payments on debt                          (746,235)      (1,019,432)
 Proceeds from issuance of units of
   common stock and warrants                        1,007,326                -
 Proceeds from issuance of units of
   convertible debt and warrants                            -        1,088,000
 Payment of deferred financing costs                        -         (643,693)
 Increase in bank overdraft                            57,105           63,568
                                               ---------------  ---------------
 CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                               629,143         (324,432)
                                               ---------------  ---------------

NET DECREASE IN CASH                                  (21,295)        (249,330)

CASH AT BEGINNING OF PERIOD                            51,825          249,330
                                               ---------------  ---------------

CASH AT END OF PERIOD                          $       30,530   $            -
                                               ===============  ===============

                  BEST ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                  (Continued)

                                                      Nine Months Ended
                                                September 30,    September 30,
                                                     2010             2009
                                               ---------------  ---------------
Cash paid for:
Interest                                              899,090          819,366
                                               ===============  ===============
Taxes                                                       -                -
                                               ===============  ===============

NON-CASH TRANSACTIONS
Cashless exercise of options                                -               76
                                               ===============  ===============
Accrued stock dividends                               872,755          765,761
                                               ===============  ===============
Initial valuation for derivative liability            874,593                -
                                               ===============  ===============
Proceeds from sales of fixed assets
 paid directly to noteholder                        1,069,810          450,000
                                               ===============  ===============
Dividends declared for preferred
 stock paid in-kind                                   840,570                -
                                               ===============  ===============
Recovery on disposition of assets
 with insurance receivable                            654,189                -
                                               ===============  ===============
Deemed dividend                                         5,129                -
                                               ===============  ===============
Conversion of preferred stock for
 common stock                                         360,000                -
                                               ===============  ===============
Discount on convertible notes payables                      -          533,603
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

GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. At current levels, the Company's established source of revenues is not sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company is currently in default under the Amended Credit Agreement, further exacerbating its ability to continue as a going concern.

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

PRINCIPLES  OF  CONSOLIDATION

These consolidated financial statements include the accounts of Best Energy, its wholly owned subsidiaries Best Well Services, Inc. (BWS) and Bob Beeman Drilling Company (BBD), and its 42.5% owned subsidiary Best Energy Ventures, LLC (BEV). All significant inter-company balances and transactions have been eliminated. All amounts are reported at gross on the consolidated statement of operations, with the loss attributable to the non-controlling members of BEV broken out on a separate line. We consolidate all exploration and production entities over which we exercise substantial control, irrespective of the percentage of ownership we hold in them.

CASH  AND  CASH  EQUIVALENTS

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of September 30, 2010 and December 31, 2009, we had no cash balances in excess of federally insured limits and no cash equivalents.

ACCOUNTS  RECEIVABLE

We provide for an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer's trade receivable balance. Based on these factors we have established an allowance for doubtful accounts of $48,623 at September 30, 2010 and December 31, 2009.

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

The cost of asset additions and improvements that improve the quality or safety or extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.


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

Deferred financing costs were $123,396 and $246,793 net of accumulated amortization at September 30, 2010 and December 31, 2009. Amortization of deferred financing costs totaled $123,896 for the nine months ended September 30, 2010 and $27,634 for the nine months ended September 30, 2009.

ASSETS  HELD  FOR  SALE

The Company classifies certain assets as held for sale, based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. When management identifies an asset held for sale, the Company estimates the net selling price of such an asset. If the net selling price is less than the carrying amount of the asset, a reserve for loss is established. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers. The Company identified $3,004,641 and $5,986,356 of assets held for sale at September 30, 2010 and December 31, 2009. These assets were part of the discontinued operations of BBD and BGS.

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

DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Instruments

We have evaluated the application of FASB standards to certain freestanding warrants and preferred stock that contain exercise price adjustment features known as down round provisions. Based on the guidance in these standards, we have concluded these instruments are required to be accounted for as a derivative liability upon issuance. We have recorded the fair value of the warrants that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities. These derivative instruments are not designated as hedging instruments under the standard.

Lattice Valuation Model

We have valued the freestanding warrants and the conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the company's stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of September 30, 2010.

The primary assumptions include projected annual volatility of 63% to 173% and holder exercise targets at 200% of the exercise/conversion price for the warrants and preferred stock, decreasing as the instruments approach maturity. Based on these assumptions, the fair value of the warrant derivatives as of September 30, 2010 was estimated by management to be $1,207,431, consisting of $874,593 related to the equity offerings, $318,660 related to the warrants issued for consulting fees and $14,178 related to the change in the fair value of the derivative. This resulted in stock-based consulting expense of $318,660, a loss on derivatives of $14,178, and a reduction to additional paid in capital of $874,593.

INCOME  TAXES

Income  taxes  are  accounted for in accordance with FASB ASC Topic 740, "Income
Taxes" ("ASC Topic 740") Under ASC Topic 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's Consolidated Statements of Income and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities. As of September 30, 2010 and December 31, 2009, the Company had no uncertain tax positions.

The Company valued its deferred tax liabilities at $4,833,098 and at $5,269,691 at September 30, 2010 and December 31, 2009, all of which were related to the difference between tax and GAAP basis in fixed assets at BWS. We recognized a deferred tax benefit of $436,593 and $264,948 in the nine months ended September 30, 2010 and 2009, arising from GAAP-basis depreciation, which brought the net recognized value of the assets nearer to the net basis for tax, or from the sale of assets, which eliminated the difference. For the treatment of deferred tax liabilities at BBD and BGS, see the heading LIABILITIES RELATED TO ASSETS HELD FOR SALE at Note 10.

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


NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:

                                                SEPTEMBER 30,    DECEMBER 31,
                                                     2010            2009
                                               ---------------  --------------
     Rigs, pumps, compressors, rig houses and
      related equipment                        $   20,134,567   $  19,810,104
     Vehicles                                       2,125,211       2,113,177
     Office and computer equipment                     46,250          46,250
                                               ---------------  --------------
     Total property and equipment                  22,306,028      21,969,531
     Less: accumulated depreciation                (6,408,575)     (4,486,852)
                                               ---------------  --------------
     Property and equipment, net               $   15,897,453   $  17,482,679
                                               ===============  ==============

Depreciation expense was $1,921,723 and $1,149,374 for the nine months ended September 30, 2010 and 2009.

NOTE  4  -  LOANS  PAYABLE

LOAN  AGREEMENT

The following summary of the terms of our loan agreement with PNC Bank, N.A. reflects the cumulative effect of the twelve amendments that have been entered into since February 14, 2008, the date we entered into the Revolving Credit, Term Loan and Security Agreement with PNC Bank, N.A. (as amended through the date of this Report, the "Loan Agreement").

Term Loan. The principal amount owed under the term loan as of September 30, 2010 was $16,222,660. Principal and interest on the term loan are payable monthly with principal payments due as follows: (i) $98,500 per month from May 1, 2009 through December 31, 2009; (ii) $125,000 per month from January 1, 2010 through December 31, 2010, except that for May and June 2010 the amount payable was reduced to $50,000 per month, and for July and August 2010, (iii) except that for September, October and November, 2010 the amount payable was reduced to $0 per month, (see "recent amendment", below); and (iv) $150,000 per month thereafter until maturity. The term loan matures on March 11, 2011. The term loan bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus %, PNC's base commercial lending rate and the daily LIBOR rate) plus 2.75% or (ii) the greater of the eurodollar rate or 2% plus 4.00%. The interest rate on the term loan at June 30, 2010 was 6.00%.

Revolver. The principal amount owed under the revolver as of September 30, 2010 was $3,067,020. The revolving line of credit under the Loan Agreement may be borrowed and re-borrowed until maturity. The amount available under the revolver is the lesser of (i) $4.0 million and (ii) the sum of (A) 85% of eligible receivables, (B) 100% of cash collateral account held by PNC Bank as additional security and (C) a special over advance amount less (D) any outstanding undrawn letters of credit and such reserves as PNC Bank deems proper and necessary. At September 30, 2010, there was no availability to borrow under the revolver. As of the date of this Report, the special over advance amount is equal to $1,750,000 less 65% of any net cash proceeds received from the Company from the issuance of any equity interests in the Company after the date of this Report and will remain in place until March 31, 2011 at which time it will reduce to zero. The revolving line of credit matures on March 11, 2011. The revolver bears interest at a rate equal to either (i) the alternate base rate (which is generally the greater of the federal funds open rate plus %, PNC's base commercial lending rate and the daily LIBOR rate) plus 2.50% or (ii) the greater of the eurodollar rate or 2% plus 3.75%. The interest rate on the revolver at September 30, 2010 was 5.75%.

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

(including, without limitation, all payments to the holders of the Series A Preferred Stock), to all senior debt payments as follows:

Twelve Month Period Ending:                               Fixed Coverage Ratio:
--------------------------------------------------------  ---------------------
March 31, 2010                                            No Test
June 30, 2010                                             No Test
September 30, 2010                                        No Test
December 31, 2010                                         No Test
March 31, 2011 and each fiscal quarter ending thereafter  1.00 to 1.0

Under the Loan Agreement, we are required to maintain a minimum EBITDA as follows:

                                                   Minimum
     Period:                                       EBITDA:
     --------------------------------------------  ----------
     Three months ended March 31, 2010             $  130,000
     Six months ended June 30, 2010                   700,000
     Nine months ended September 30, 2010           1,400,000
     Twelve months ended December 31, 2010          2,200,000
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

As collateral for our line of credit, one of our investors has agreed to collateralize the debt with a $700,000 certificate of deposit. This certificate of deposit is a restricted asset of the investor and is therefore not represented on our balance sheet. We agree to pay that investor 1% per month simple interest on that balance as long as the collateral is outstanding. After September 30, 2010, that investor agreed to accept stock and warrants on terms identical to those in the August Offering in place of cash in full payment for the amount accrued through September 30, 2010.

As of September 30 and through the date of this report, we are in default on certain covenants of our Credit Agreement and are working with our bank to remedy those defaults, including those related to payroll and sales taxes.

Recent  Amendments

On September 10, 2010 the Company entered into Amendment No. 13 to the PNC agreement. The amendment reduced the Company's Term Loan repayment obligation for September, October and November to $0.

VEHICLE NOTES

We have entered into various note agreements for the purchase of vehicles used in our business. The notes bear interest at rates between 0.00% and 9.10%, require monthly payments of principal and interest and are generally secured by the specific vehicle being financed. The notes typically have original terms of three to four years. The majority of these notes were assumed by us in the acquisition of BWS. As of September 30, 2010, we owed a total of $45,705 for all vehicle notes.

Future minimum payments under existing notes payable are as follows:

FOR THE TWELVE MONTHS ENDING SEPTEMBER 30,    AMOUNT
==========================================    ===========
2011                                          $20,414,210
2012                                                9,175

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

The amortized value of the warrants and the beneficial conversion feature was $397,396 and $540,016 as of September 30, 2010 and December 31, 2009.
Additionally, cash fees totaling $244,645 and warrants valued at $71,264 are being amortized over the life of the loans through July 2011 using the straight-line method. Their net amortized value on September 30, 2010 was $123,396, and on December 31, 2009, it was $246,793.


NOTE  5  -  PAYROLL  TAXES

We owe $592,553 to state and federal taxing entities for past payroll and sales taxes, including penalties and interest. We have negotiated or are in the process of negotiating all late amounts and as of November 19, 2010 are paying all current amounts timely. We have accrued all estimated interest and penalties related to delinquent payroll taxes as of September 30, 2010.

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

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions for the nine months ended:

                           SEPTEMBER 30,     SEPTEMBER 30,
                               2010               2009
                          --------------    --------------
Expected life (years)              4.25               2.50
Risk-free interest rate           2.40 %            1.35 %
Volatility                       176.20%          120.00 %
Dividend yield                    0.00 %            0.00 %

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

A summary of our stock option activity and related information is presented below:

                                                WEIGHTED         WEIGHTED
                                                AVERAGE          AVERAGE
                                   NUMBER OF    EXERCISE PRICE   CONTRACTUAL
                                   OPTIONS      PER OPTION       LIFE (YEARS)
                                   -----------  ---------------  ------------
Outstanding at December 31, 2009    4,165,000              0.31
Granted/Issued                      8,550,000              0.10
Exercised                                   -                 -
Forfeited                          (2,365,000)             0.25
                                   -----------  ---------------  ------------
Outstanding at September 30, 2010  10,350,000   $          0.16          4.31
                                   ===========  ===============  ============

The weighted average grant-date fair value per share for options granted during the period ended September 30, 2010 and 2009 was $0.10 and $0.86, respectively. As of September 30, 2010, there was $251,641 of unrecognized compensation cost related to non-vested stock options. Stock option expense recognized in the nine months ended September 30, 2010 and 2009 was $352,300 and $462,888.

At September 30, 2010 the aggregate intrinsic value of stock options outstanding was zero, of which 2,850,000 shares are immediately exercisable and have a remaining contractual term of 4.3 years. At December 31, 2009, the aggregate intrinsic value of stock options outstanding was zero. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of September 30, 2010 and December 31, 2009 exceeds the exercise price of the option.

During the nine months ended September 30, 2009, 150,000 options were exercised in a cashless exercise that resulted in 75,743 shares being issued.

On February 3, 2010, the Board of Directors of the Company approved 8,550,000 options, including 7,250,000 to officers and directors with a strike price of the Company, as described below:

- David Voyticky, a Director, received options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.
- James Byrd, Jr., a Director, received options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.
- Joel Gold, a Director, received options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.
- Mark G. Harrington, Chairman and CEO, received options to acquire 3,000,000 shares of the Company's common stock at an exercise price of $0.10 per share.
- Eugene Allen, President and COO, received options to acquire 750,000 shares of the Company's common stock at an exercise price of $0.10 per share. Those options were forfeited upon termination of his contract.
- Dennis Irwin, CFO, received options to acquire 500,000 shares of the Company's common stock at an exercise price of $0.10 per share.

These options will vest as follows: (i) one-third (1/3) immediately upon date of grant, (ii) one-third (1/3) on the date that that the Company first records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year) and (iii) one-third (1/3) on the date that that the Company next records EBITDA of at least $5 million for a fiscal year (as reflected in the filing of the Company Annual report on Form 10-K for that fiscal year). These option grants are also subject to the following conditions: (i) the options will vest immediately upon the occurrence of a change in control of the Company or the holder's termination without cause; (ii) the options will be forfeited immediately upon a holder's termination for cause; (iii) the options will be exercisable for 90 days following the holder's voluntary termination from the Company; (iv) the options were not issued under a shareholder approved plan and will be non-qualified stock options under applicable IRS rules; (v) the options will be "restricted securities" under federal securities laws; (vi) the options will be subject to the Company's ability to comply with applicable federal and state securities laws; (vii) the directors' options are subject to cutbacks if necessary to provide additional authorized shares for the Company's various needs; (viii) the Board will have the sole and absolute discretion to interpret the terms of the options, including vesting, change in control and terminations for cause, and such determinations shall be final and binding on the holders. Options with contingent vesting are not expensed until vesting is determined likely to occur.

The following table summarizes the grant date fair values of our stock option activity, for non-vested options, granted options, vested options and forfeited options during the period ended September 30, 2010:

                                               WEIGHTED
                                               AVERAGE
                                  NUMBER OF    GRANT DATE
                                  OPTIONS      FAIR VALUE
                                  -----------  -----------
Non-vested at December 31, 2009      330,521   $       .25
Granted                            8,550,000          0.10
Vested                            (2,850,000)         0.10
Forfeited                           (647,118)         0.18
                                  -----------
Non-vested at September 30, 2010   5,383,403   $       .10

WARRANTS

                                                           WEIGHTED                            WEIGHTED
                                                WEIGHTED   AVERAGE                  WEIGHTED   AVERAGE
                                   NUMBER OF    AVERAGE    REMAINING     NUMBER OF  AVERAGE    REMAINING
                                   COMMON       EXERCISE   CONTRACTUAL   PREFERRED  EXERCISE   CONTRACTUAL
                                   SHARES       PRICE      LIFE (YEARS)  SHARES     PRICE      LIFE (YEARS)
                                   -----------  ---------  ------------  ---------  ---------  ------------
Outstanding at December 31, 2009    8,665,475        0.29          4.44    135,630       0.16          3.98
Granted/Issued                     42,441,100        0.10          4.99          -          -
Exercised                                   -           -                        -          -
Forfeited                          (2,550,000)       0.25          4.71          -          -
                                   -----------                           ---------
Outstanding at September 30, 2010  48,556,575        0.13          4.90    135,630       0.16          3.98
                                   ===========  =========  ============  =========  =========  ============

Exercisable at September 30, 2010  48,556,575   $    0.13          4.90    135,630  $    0.16          3.98
                                   ===========  =========  ============  =========  =========  ============

The fair value of each warrant granted is estimated on the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions:

At September 30, 2010 and December 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable for common shares and preferred shares was zero, due to a higher exercise price for all outstanding and exercisable warrants than the September 30, 2010 and December 31, 2009 closing stock price.

The warrants that were issued with the equity offerings and the additional 10,000,000 warrants issued to AG are all subject to a provision (the "Anti-Dilutive Provision") such that if any shares or warrants are later issued by the Company at a lower price, the strike price of the warrants will be reset to the lower value. The Anti-Dilutive Provision gives rise to a derivative liability that we valued at $1,207,431 as of September 30, 2010. There was no derivative liability at December 31, 2009.


NOTE 7 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS

From March 25 through March 31, 2010 the Company sold units of Company securities (the "March Units") at a price of $24,000 per Unit (the "March Offering"), with each March Unit consisting of (i) 240,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share ("March Subscription Warrants") and (iii), if investors in the Offering hold shares of the Company's Series A Preferred Stock, par value $0.001 per share ("March PreferredStock"), five-year warrants to acquire up to 240,000 additional shares of Common Stock at an exercise price of $0.10 per share, depending on ownership of Preferred Stock ("March Participation Warrants"). The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

The Company received gross cash proceeds of $1,204,630.   The cash portion of
the placement agent's fees and commissions in connection with the initial closing of the Offering totaled $112,938. We also paid legal expenses of $111,559 and escrow fees of $7,500.

From August 16 through September 22, 2010 the Company sold units of Company securities (the "August Units") at a price of $25,000 per August Unit (the "August Offering"), with each August Unit consisting of (i) 250,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share ("August Subscription Warrants") and
(iii), if investors in the Offering hold shares of the Company's Series A Preferred Stock, par value $0.001 per share ("Preferred Stock"), five-year warrants to acquire up to 250,000 additional shares of Common Stock at an exercise price of $0.10 per share, depending on ownership of Preferred Stock ("August Participation Warrants"). The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering:
(i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus
(ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

The Company received gross cash proceeds of $105,000.   After September 30, 2010
we received additional proceeds of $223,500, for a total of $328,500. The cash portion of the placement agent's fees and commissions in connection with the closings of the Offering totaled $29,905. We also paid legal expenses of $40,000, marketing costs of $18,400 and escrow fees of $7,500.

Net proceeds from sales of March Units and August Units for the nine months ended September 30, 2010 were $1,007,326.

DIVIDENDS

The Series A Preferred Stock has a stated face value of $10 per share, which shall be redeemed by us using not less than 25% of our net income after tax each year. The unredeemed portion of the face value of the Series A Preferred Stock will receive dividends at an annual rate of 7%, payable quarterly in kind at the then-current market price or in cash at our option. The shareholders have the right to convert the Series A Preferred Stock into Common Stock at a rate of $4.00 per share of Common Stock.

On February 3, 2010 we declared and paid Series A Preferred Stock dividend to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share. The total amount of the dividend of $840,570 was paid by the issuance of 84,057 shares of Series A Preferred Stock.

At September 30, 2010 and December 31, 2009, there were $1,169,719 and $1,137,534 of accrued and unpaid dividends.

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

On April 15, 2010, we agreed to issue James Byrd, director, 360,000 shares of stock as compensation for consulting services he provided to the Company from May 2009 through April 2010. The expense was recognized in the nine months ending September 30, 2010. The market price of the stock was $.07 and we recognized $25,200 expense in association with the shares issued.

On May 26, 2010, we agreed to issue our attorneys 50,000 shares of common stock as part of our retainer agreement. The market price of the stock was $.05 and we recognized $2,500 expense in association with the shares issued.

CONVERSION OF PREFERRED STOCK

In the nine months ending September 30, 2009 one of our shareholders converted 36,000 shares of Series A Preferred Stock to 90,000 shares of Common Stock at a conversion price of $4.00 per shares. The conversion was recorded according to the terms of the Series A Preferred Stock agreement and therefore resulted in a $360,000 decrease in Series A Preferred Stock valued at par, an increase of $90 in Common Stock valued at par and an increase in additional paid in capital of $359,910. On conversion, the investor's shares of Series A Preferred Stock were retired.

NOTE 8 - RELATED PARTY TRANSACTIONS

Larry Hargrave, our former CEO, was awarded a bonus of $1,000,000 to be paid $15,000 per month beginning in March 2008. As of September 30, 2010 and 2009, $535,000 remained unpaid. During 2009, we renegotiated the payment of the remaining bonus to be paid as follows:

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

For the nine months ended September 30, 2010, we paid Andrew Garrett as our placement agent a total of $126,588 in fees and 1,631,300 in warrants. The warrants issued in to Andrew Garrett in 2010 have a strike price of $0.10 and are subject to the Anti-Dilutive Provision described in Note 6, and were valued at $318,660.

On April 15, 2010, we agreed to issue James Byrd, director, 360,000 shares of stock as compensation for consulting services he provided to the Company from May 2009 through April 2010. The expense was recognized in the nine months ending September 30, 2010.


NOTE  9  -FAIR  VALUE  MEASUREMENT

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

The following tables provide a summary of the recognized assets and liabilities that are measured at fair value on a non-recurring basis:

                                      Quoted Prices
                                      in Active
                                      Markets for    Significant
                                      Identical      Other        Significant
                      September  30,  Assets /       Observable   Unobservable
                           2010       Liabilities    Inputs       Inputs
                      --------------  -------------  -----------  ------------
Assets:
Assets held for sale       3,004,644              -            -     3,004,644
                      ==============  =============  ===========  ============

                                    Quoted Prices
                                    in Active
                                    Markets for    Significant
                                    Identical      Other        Significant
                      December 31,  Assets /       Observable   Unobservable
                          2009      Liabilities    Inputs       Inputs
                      ------------  -------------  -----------  ------------
Assets:
Assets held for sale     5,986,356              -            -     5,986,356
                      ============  =============  ===========  ============

The following tables provide a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

                                      Quoted Prices
                                      in Active
                                      Markets for    Significant
                                      Identical      Other        Significant
                      September  30,  Assets /       Observable   Unobservable
                           2010       Liabilities    Inputs       Inputs
                      --------------  -------------  -----------  ------------
Liabilities:
Derivates associated
 with warrants             1,207,431              -            -     1,207,431
                      ==============  =============  ===========  ============

The fair value measurements of assets held for sale are calculated based on the expected realization from selling those assets.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2010 and December 31, 2009, the fair value of the debt was equal to the carrying value.


NOTE  10  -DISCONTINUED  OPERATIONS  AND  ASSETS  HELD  FOR  SALE

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

In November 2010 we filed a claim with our insurance company for $654,189 related to assets missing from our yard in Moab, Utah. We accounted for the theft as an extraordinary loss. See Note 13.

During the nine months ended September 30, 2010, the total loss associated with discontinued operations was $233,545, including operating loss of $123,303, allocated interest expense of $415,240, a gain on deferred taxes associated with the disposition of assets of $335,374, and a loss on the sale of equipment of $30,376.

The assets and liabilities of items held for sale associated with discontinued operations at BBD are as follows as of September 30, 2010 and December 31, 2009:

                          SEPTEMBER 30,  DECEMBER 31,
                               2010          2009
                          =============  ============
ASSETS:
  Fixed assets                2,374,241     4,873,256
  Goodwill                            -             -
                          =============  ============

LIABILITIES:
  Deferred tax liability        711,776     1,501,046
                          =============  ============

BEST  GEOLOGICAL  SERVICES

On or about December 31, 2009, the Company discontinued the operations of BGS, due to lack of profitability. The related assets are now being held for sale.
Due to the condition of the assets and current depressed market for assets in the rig-housing industry, impairment was recorded in 2009, which reduced their value to $1,113,100. A further impairment was recorded on June 30, 2010 following an independent appraisal order by PNC Credit, which reduced their values by another $482,700. As a result of the write down of the fixed assets, the Company recognized a deferred tax asset of $335,485, calculated on the difference between the taxable basis of the assets and their value for the Company.

During the nine months ended September 30, 2010, the total loss associated with discontinued operations was $473,460, including a loss from operations of $72,617 allocated interest expense of $87,088, a write-down of assets of $482,700 and gain on deferred taxes associated with the impairment of assets of $168,945.

The assets and liabilities of items held for sale associated with discontinued operations at BGS are as follows as of September 30, 2010 and December 31, 2009:

                        SEPTEMBER 30,   DECEMBER 31,
                             2010           2009
                       ==============  =============
ASSETS:
  Fixed assets         $       30,400  $    ,113,100
  Deferred tax asset*  $       35,485  $      66,540
                       ==============  =============
  Total assets         $       65,885  $    ,279,640
                       ==============  =============

  This asset is offset against liabilities at the consolidated level and, therefore, is not subject to a valuation allowance.

BEST  ENERGY  VENTURES

BEV was formed in 2009 to rejuvenate oil wells for the production of natural gas. We purchased rights to develop one such well, but, due to lack of capital, did not commence operations within the terms of the lease. In connection with the sale of membership interest in Best Energy Ventures, LLC, we issued warrants to the members to purchase 1,800,000 shares of common stock at an exercise price of $0.25 per share at any time until expiration on December 16, 2014. We valued these warrants using the Black-Scholes option pricing model with the following assumptions: stock prices on the grant date of $0.20, lives of five years, expected volatility of 179.43%, risk-free interest rate of 2.34%, and expected dividend rate of 0.00%. These warrants were valued at $267,366 and were expensed on the discontinuance of the operation in 2009. On March 31, 2010, we reduced the strike price on the warrants to equal that of the strike price on the warrants issued with the private placement and recognized a deemed dividend of $5,129. Also in connection with the sale of BEV, we offered 1,000,000 shares to certain investors if we did not commence work on the rig within 90 days of the date of their investment. We did not begin that work and a related stock payable of $120,000 was recorded as of December 31, 2009. The payable was valued based on the trading market price of the shares on December 31, 2009. During the nine months ended September 30, 2010, the total loss associated with discontinued operations was $63,000, all of which was associated with operations.

On June 4, 2010, the Company extended its lease for another 12 months in exchange for a 7.5% interest in BEV. Because the lease value is fully impaired for accounting purposes, no gain or loss was recorded as of the date of the transaction.


LIABILITIES  RELATED  TO  ASSETS  HELD  FOR  SALE

Deferred tax liabilities associated with assets held for sale are classified as liabilities realted to assets held for sale. The Company identified $376,291 and $1,334,506 liabilities related to assets held for sale at September 30, 2010 and December 31, 2009. The decrease of $958,215 resulted from 453,896 related to the extraordinary loss from theft at BBD, $335,374 related to sales of assets at BBD and $168,945 related to the impairment in the value of the assets at BGS.


NOTE  11  -  SUBSEQUENT  EVENTS

On October 10, 2010, we issued 217,600 shares of common stock as paid-in-kind interest on convertible debt as of July 1, 2010. The accrued interest owed was $56,425 and it was converted at $0.25 a share according to the conversion agreement. No gain or loss was recorded on the conversion due to the conversion being within the terms of the convertible debt agreement.

On November 11, 2010, we declared and paid Series A Preferred Stock dividend to be paid in kind with shares of Series A Preferred Stock at a rate of $10 per share. The total amount of the dividend of $1,169,719 was paid by the issuance of 116,792 shares of Series A Preferred Stock.

Also November 11, 2010, we agreed to issue 2,713,667 shares of Common Stock and 5,427,333 warrants at $0.10 as paid-in-kind interest to the investor who has provided us with $700,000 of bridge financing. Those warrants are subject to the Anti-Dilutive Provision described in Note 6.

From October 18, 2010 to October 29, 210 the Company received gross cash proceeds of $223,500 for October sales of units related to the August Offering,
which  closed  October  29,  2010.   See  Note  6.

NOTE  12  -  LEGAL  MATTERS

We are from time to time subject to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424). Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. ("ARH") 1,465,625 shares of the Company's common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008, (2) failure to issue 75,000 shares of the Company's common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the "Severance Agreement"), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company's common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company. The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys' fees. The Company plans to contest the lawsuit vigorously. As of September 30, 2010, the stock had not been issued in certificate form, but had been recorded. Further, the deferred compensation of $535,000 has been accrued, which is equal to the amounts in the severance agreement less the $15,000 payment that was made in January 2009.

On or about May 17, 2010, the Company was served with a petition captioned Linda
J. Hargrave vs. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause No. 2010-24463). Mrs. Hargrave contends that the Company has defaulted on lease payments in the total amount of $64,000 for the property at 4092 US Highway 59 South, Cleveland, Texas 77327. Mrs. Hargrave additionally alleges that the Company had failed to pay the property taxes in the amount of $5,792. Mrs. Hargrave obtained the property from her ex-husband, Larry Hargrave, through a divorce decree. The relief requested by the Plaintiff includes actual damages, pre-judgment interest, attorney's fees and costs of court. All taxes and rent have been accrued.

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

NOTE  13  -  EXTRAORDINARY  LOSS

In November 2010 we filed a claim with our insurance company for $654,189 related to assets missing from our yard in Moab, Utah.

We accounted for the stolen assets as an extraordinary item, writing off $1,440,940 of assets held for sale and, based on our determination that collection of the receivable was more than likely, recording an insurance receivable of $654,189, an extraordinary loss on insurance claim of $786,751 and an extraordinary deferred tax gain of $453,896.

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

Basin-Centered Opportunities. In early 2009, workover activity industry-wide witnessed a severe contraction. At BWS, activity decreased in a matter of weeks from 25 active rigs to as few as three. In the wake of that decline, BWS was able to restore its activity level to between 40-60% of available rigs by capturing a larger market share of available work in the Hugoton Basin. Best now estimates that BWS's share of the local market as measured by being its customers' "first call" is roughly 80% versus 30-35% in 2008. Best believes this higher market share is directly attributable to the following:

> More customer-friendly pricing practices. In 2008, based on available information, competitors of Best were charging as much as $340-$360 per hour for the same services for which BWS was charging $240 per hour. Following the early 2009 downturn, BWS reduced the price of its services by an additional 10-15%. Based on available information, BWS's competitors reduced their prices more in an attempt to remain competitive with BWS's pricing, and in many cases after failing to do so, withdrew from the Hugoton Basin. Best will continue to offer value-priced service with strong on the job performance and a superb safety record to its customers in the Hugoton and likewise as it expands into areas outside its traditional Hugoton area of operations.

> Safety record. BWS has an active in-house safety program, which it also tailors to fit its customers' needs when requested. In fact, Best aims to act pro-actively by putting in place safety protocols that exceed the expectations of our customers. Best believes that BWS's safety record ranks superior to that of its local competitors.

> Reputation and performance. BWS began operations in the Hugoton Basin in 1991. The reputation and performance of BWS over that time has been consistent and always customer-focused. In addition, many of our key employees, including sales, pushers, operators and rig hands have been with BWS for many years In addition, BWS's low historical employee turnover rate of less than 10% in recent years ranks BWS among the top companies in its sector in employee retention. Best believes the loyalty of its employees and their intimate knowledge of operational challenges in the Hugoton are the key reason for high "first call" rate with its customers.

In addition to continuing growth in our traditional Hugoton Basin market area, our business plan calls for growth through two additional efforts- New Basin Opportunities and HBFP.

New Basin Opportunities. We believe the strength of BWS's reputation in the Hugoton Basin is an important asset for Best. Fueling that reputation is our intense focus on the needs of our customers, including the need for value-oriented pricing and strong safety programs. In furtherance of this aspect of our strategy, on August 3, 2010, Best announced that it had expanded the reach of its well service business to now include the Central Kansas Uplift. Operations are centered in Pratt, Kansas, located some 120 miles to the East of Liberal. Best has deployed up to three rigs thus far into the area and expects demand for additional equipment as Best's brand, value pricing and performance become more demonstrated to potential new customers in the area.

In addition, for the past six months, Best has been exploring and analyzing opportunities to redeploy some of BWS's equipment into more active basins, in particular where there are high levels of activity in emerging shale-based plays that have a strong oil-focused component. After considerable analysis, Best is focusing its attention on the Eagle Ford shale play of South Texas. Best was recently a sponsoring exhibitor at the largest industry trade show to date on the Eagle Ford. The Eagle Ford covers a 15 county area of South Texas and is believed to cover a potentially prospective geographic reach of some 50 by 400 square miles. Several of Best's existing customers in the Hugoton Basin are also large stakeholders in the Eagle-Ford play. In addition to those customers, Best has relationships with an additional base of customers through prior relationships between Best's CEO and those potential customers. Best's objective is to have several rigs deployed into South Texas prior to the end of the year. Based on industry forecasts of activity for the area, Best believes that as many as ten rigs could be actively deployed into South Texas within the next year. Finally, Best is exploring various avenues to accelerate its presence in South Texas beyond its base case of forecasted growth.

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

MARKET  CONDITIONS  IN  OUR  INDUSTRY

The United States oil field services industry is highly cyclical. Volatility in oil and natural gas prices can produce wide swings in the levels of overall drilling activity in the markets we now serve and affect the demand for our drilling services and the day rates we can charge for our rigs. The availability of financing sources, past trends in oil and natural gas prices and the outlook for future oil and natural gas prices strongly influence the number of wells oil and natural gas exploration and production companies decide to drill. In particular, the significant BTU disparity between crude oil and natural gas prices has persisted, with natural gas selling at a significant discount to its crude oil comparative. In part for that reason, Best over the past six months embarked on a program of refocusing its equipment into areas with higher levels of crude oil activity versus natural gas activity, such as the Hugoton Basin.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues were $1,578,297 for the three months ended September 30, 2010 compared with revenues of $854,938 million for the three months ended September 30, 2009. The increase of $723,359 million was primarily the result of increasing activity in the drilling and reworking of natural gas wells in the Hugoton Basin, of our increasing market share and of our expansion into new regions.

Operating Expenses were $1,218,113 for the three months ended September 30, 2010 compared with $872,834 million for the three months ended September 30, 2009, resulting in an increase of $345,279. This increase was a result of the increase in business unit operating expenses consequent to increasing rig activity. Although revenues increased by more than 85%, direct costs were up just 40%. Operating expenses includes direct costs of revenues, and business unit operating expenses, but exclude depreciation and amortization. Considering just direct costs, Best's gross margin improved to 54% in the third quarter of 2010 from 41% in the third quarter of 2009.

General and Administrative Expenses on a cash basis continued to decrease, though on a GAAP basis inclusive of non-cash based stock compensation, reported G&A was higher. On a GAAP basis, G&A expenses were $551,745 for the three-month period ended September 30, 2010 compared with $434,699 for the three months ended September 30, 2009, for an increase of $117,046, resulting primarily from $318,660 of professional fees paid in stock. Cash G&A, exclusive of stock-based compensation costs, was $233,085 for the three-month period ended September 30, 2010 compared with $434,699 for the three months ended September 30, 2009, for a decrease of $201,614. Management has made a concerted effort to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses. Management expects cash G&A costs to now be under $1 million per year going forward.

Net Loss from Operations was $844,371 for the three months ended September 30, 2010 compared with $1,027,283 for the three months ended September 30, 2009, resulting in a decreased loss of $182,912. The decreased loss resulted from higher sales and margins. Exclusive of the $318,660 of stock-based compensation in 2010, the net loss from operations would have been $525,711, a decrease of $501,572. Net loss from operations includes revenues, direct operating expenses, G&A expenses, and depreciation and amortization expenses.

Cash EBITDA from Operations was $127,099 for the three months ended September 30, 2010 for the three months ended September 30, 2010, compared with a loss of $452,595 for the three months ended September 30, 2009, resulting in increased earnings of $579,694. The increased earnings resulted from higher sales and gross margin and lower G&A expenses. Cash EBITDA from Operations is calculated as Net Loss from Operations with depreciation of $652,810 in 2010 and $574,688 in 2009 and stock-based compensation of $318,660 in 2010 and zero in 2009 added back.

Interest Expense remained consistent at $358,231 for the three-month period ended September 30, 2010 compared with $346,852 for the three-month period ended September 30, 2009, for an increase of $11,379. The Company's term loan with PNC Credit bears interest at prime + 2.75%. Best continues to work toward further debt reductions through asset sales of discontinued assets.

Net Loss was $1,897,257, or $0.06, per common share after accrued preferred dividends for the three months ended September 30, 2010 compared with a net loss of $5,688,276, or $0.28, per common share for the three months ended September 30, 2009, for a decrease of $3,791,019 or $0.22 per share. This decrease was primarily due to a smaller loss on discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues were $4,839,711 for the nine-month period ended September 30, 2010 compared with revenues of $3,572,240 for the nine-month period ended September 30, 2009. The increase of $1,267,471 million was primarily the result of increasing activity in the drilling and reworking of natural gas wells in the Hugoton Basin and of our increasing market share.

Operating Expenses were $3,582,808 for the nine-month period ended September 30, 2010 compared with $3,278,806 for the nine-month period ended September 30, 2009, resulting in an increase of $304,002. This increase was a result of the increase in business unit operating expenses consequent to increasing rig activity. Operating expenses includes direct costs of revenues, and business unit operating expenses, but exclude depreciation and amortization. Considering just direct costs, Best's gross margin improved to 55% in 2010 from 40% in 2009.

General and Administrative Expenses on a GAAP and cash basis continued to decrease in the period. On a GAAP basis, G&A expenses were $1,332,637 for the nine-month period ended September 30, 2010 compared with $1,678,756 for the nine months ended September 30, 2009, for a decrease of $346,119. The decrease in G&A costs resulted primary from Management's cost-cutting measures. Included in G&A was stock based compensation expense of $698,660 and $462,888 for the first nine months of 2010 and 2009. Cash G&A, exclusive of stock-based compensation costs, was $633,977 for the nine-month period ended September 30, 2010 compared with $1,215,868 for the nine-month period ended September 30, 2009, for a decrease of $581,891. Management has made a concerted effort to reduce cash corporate overhead through downsizing office space, reduction in corporate staff and other overhead expenses. Management expects cash G&A costs to now be under $1 million per year going forward.

Net Loss from Operations was $1,997,457 for the nine-month period ended September 30, 2010 compared with $3,109,384 for the nine-month period ended
September 30, 2009, resulting in a decreased loss of $1,111,927. The decreased loss resulted from higher sales. Net loss from operations includes revenues, direct operating expenses, G&A expenses, and depreciation and amortization expenses.

Cash EBITDA from Operations was $622,926 for the nine months ended September 30, 2010 for the nine months ended September 30, 2010, compared with a loss of $922,434 for the nine months ended September 30, 2009, resulting in increased earnings of $1,545,360. The increased earnings resulted from higher sales and gross margin and lower G&A expenses. Cash EBITDA from Operations is calculated as Net Loss from Operations with depreciation of $1,921,723 in 2010 and $1,724,062 in 2009 and stock-based compensation of $698,660 in 2010 and $462,888 in  2009  added  back.

Interest Expense was $1,188,914 for the nine-month period ended September 30, 2010 compared with $754,011 for the nine months ended September 30, 2009, for an increase of $434,903. This increase was primarily a result of non-cash interest expenses, such as warrants issued to our bank and amortization related to convertible debt. The Company's term loan with PNC Credit bears interest at prime + 2.75%.

Net Loss was $4,684,536, or $0.16, per common share after accrued preferred dividends and deemed dividends for the nine-month period ended September 30, 2010 compared with a net loss of $9,426,669, or $0.45, per common share for the nine-month period ended September 30, 2009. The decrease of $4,742,133 million or $0.29 per share resulted primarily from a smaller loss on discontinued operations and higher revenues.

LIQUIDITY  AND  CAPITAL  RESOURCES

Historical  Cash  Flows

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                         =================  ==================
                                                2010                2009
                                         =================  ==================
Net cash provided by  (used in)
 operating activities                    $       (313,941)  $         401,658
Net cash used in investing activities:
Capital expenditures, net                        (336,497)           (326,556)
Cash provided by (used in)
 financing activities:
Net borrowings on LOC                             310,947             187,125
Principal payments on debt                       (746,235)         (1,019,432)
Proceeds from issuance of stock                 1,007,326           1,088,000
Payment of deferred financing costs                     -            (643,693)
Increase in bank overdraft                         57,105              63,568
                                         -----------------  ------------------
Net increase (decrease) in cash and
 cash equivalents                        $        (21,295)  $        (249,330)
                                         =================  ==================

Operating activities during the nine months ended September 30, 2010 used $313,941 of cash compared to providing $401,658 in the nine months ended September 30, 2009. The decrease in cash from operations resulted mainly from accounts receivable earned in 2008 but paid in early 2009, while in the first nine months of 2010, accounts receivable grew as a result of increased activity.

Financing  activities  contributed  cash  of  $629,143 for the nine months ended
September 30, 2010 compared to using $324,432 for the nine months ended September 30, 2009. The primary source of cash from financing activities in the first nine months of 2010 was the issuance of units of warrants and common stock.

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

Working  Capital  Deficit

At September 30, 2010, our current liabilities of $25,159,832 exceeded our current assets of $1,033,132 resulting in a working capital deficit of $24,126,700. This compares to a working capital deficit of

$6,572,937 million at December 31, 2009. The increase in the working capital deficit is primarily the result the reclassification of the majority of our loans payable to current as a result of the March 31, 2011 due date for the term loan. Current liabilities at September 30, 2010, include preferred stock dividends payable of $1,169,719, current portion of loans payable of $19,326,210, accounts payable of $1,897,504 and a derivative liability of $1,207,431. On November 11, 2010, we declared a dividend in full payment of the accrued preferred stock dividends.

Sources  of  Liquidity

Our sources of liquidity include our current cash and cash equivalents, availability under the revolving portion of the Amended Credit Agreement, and internally generated cash flows from operations. We continue to explore other sources of financing that are available to us including possible sales of stock or issuance of subordinated debt.

We had availability of $14,490 under the Amended Credit Agreement as of September 30, 2010.

OFF-BALANCE  SHEET  ARRANGEMENTS

As of September 30, 2010, we had no transactions, agreements or other contractual arrangements with unconsolidated entities or financial partnerships, often referred to as special purpose entities, which generally are established for the purpose of facilitating off-balance sheet arrangements.

CONTRACTUAL  OBLIGATIONS

Tabular  Disclosure  of  Contractual  Obligations

                                 OVER THE NEXT
                                 ===========================
                                 FIVE YEARS        12 MONTHS
                                 ==============  ===========
Notes Payable                    $   20,423,385  $20,414,210
Operating Leases                        173,700       84,400
Employment/Consultant Contracts         764,000      356,000
                                 ==============  ===========
Total                            $   21,361,085  $20,854,610
                                 ==============  ===========

Subject to the limitations set forth in the Amended Credit Agreement, our Series A Preferred Stock must be redeemed using not less than 25% of our net income after tax each year. For the nine months ended September 30, 2010, we did not have positive net income after tax and did not redeem any outstanding shares of Series A Preferred Stock.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.


ITEM  4.  CONTROLS  AND  PROCEDURES.

(A)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our  Chief  Executive  Officer  and  Chief  Financial  Officer  (the "Certifying
Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and within 45 days prior to the filing date of this report.

Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In particular, we found control weaknesses in segregation of duties in the field and home offices. As recently acquired operations are assimilated, we intend to address these weaknesses by centrally locating payables, check writing, and implementing controls regarding segregation of duties related to cash management. We plan to have these controls in place by year end. In the interim, management has been reviewing all disbursements and cash account activity. We also found that we did not maintain

As of September 30, 2010, we did not maintain effective controls over the control environment. Specifically, we had not extended our written code of business conduct and ethics to include non-officers. This has resulted in inconsistent practices. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of September 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial
statements.   Accordingly,  management  has  determined  that  this  control deficiency  constitutes  a  material  weakness.

As of September 30, 2010, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

(B)  CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART  II:  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

We are from time to time subject to litigation arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, there are no pending or threatened proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

On or about April 7, 2010, the Company was served with a petition captioned Larry W. Hargrave and American Rig Housing, Inc. v. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause Number 201021424). Mr. Hargrave is the former CEO of the Company. The lawsuit asserts the following breach of contract claims: (1) failure to issue and deliver to American Rig Housing, Inc. ("ARH") 1,465,625 shares of the Company's common stock as required under the acquisition agreement pursuant to which the Company purchased certain assets of ARH in February 2008,

(2) failure to issue 75,000 shares of the Company's common stock as required under a severance agreement entered into with Mr. Hargrave, the former CEO of the Company (the "Severance Agreement"), (3) failure to reimburse Mr. Hargrave for certain unspecified verified out-of-pocket expenses incurred in the performance of his duties as CEO of the Company, (4) failure to issue 600,000 shares of the Company's common stock, as deferred compensation, as required under the Severance Agreement, (5) failure to make the monthly cash payments due to Mr. Hargrave under the Severance Agreement, which consist of (i) $15,000 per month for the first four months beginning in January 2009 and (ii) $10,000 per months for the next forty-nine (49) months, (6) failure to make certain unspecified payments, including expense reimbursements, under a consulting agreement alleged to have been entered into in January 2009 and (7) failure to reimburse Mr. Hargrave for certain unspecified payments made by the plaintiffs to vendors of the Company. The relief requested by the plaintiffs includes actual damages, specific performance and costs and attorneys' fees. The Company plans to contest the lawsuit vigorously. As of September 30, 2010, the stock had not been issued in certificate form, but had been recorded. Further, the deferred compensation of $535,000 has been accrued, which is equal to the amounts in the severance agreement less the $15,000 payment that was made in January 2009.

On or about May 17, 2010, the Company was served with a petition captioned Linda
J. Hargrave vs. Best Energy Services, Inc. that was filed in the 234th Judicial District Court of Harris County, Texas (Cause No. 2010-24463). Mrs. Hargrave contends that the Company has defaulted on lease payments in the total amount of $64,000 for the property at 4092 US Highway 59 South, Cleveland, Texas 77327. Mrs. Hargrave additionally alleges that the Company had failed to pay the property taxes in the amount of $5,792. Mrs. Hargrave obtained the property from her ex-husband, Larry Hargrave, through a divorce decree. The relief requested by the Plaintiff includes actual damages, pre-judgment interest, attorney's fees and costs of court. All taxes and rent have been accrued.

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


ITEM  2  -  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

PRIVATE PLACEMENTS

From March 25 through March 31, 2010 the Company sold units of Company securities (the "March Units") at a price of $24,000 per Unit (the "March Offering"), with each March Unit consisting of (i) 240,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share ("March Subscription Warrants") and (iii), if investors in the Offering hold shares of the Company's Series A Preferred Stock, par value $0.001 per share ("March Preferred Stock"), five-year warrants to acquire up to 240,000 additional shares of Common Stock at an exercise price of $0.10 per share, depending on ownership of Preferred Stock ("March Participation Warrants"). The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering: (i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

The Company received gross cash proceeds of $1,204,630.   The cash portion of
the placement agent's fees and commissions in connection with the initial closing of the Offering totaled $112,938. We also paid legal expenses of $111,559 and escrow fees of $7,500.

From August 16 through September 22, 2010 the Company sold units of Company securities (the "August Units") at a price of $25,000 per August Unit (the "August Offering"), with each August Unit consisting of (i) 250,000 shares of Common Stock, (ii) five-year warrants to acquire 240,000 shares of Common Stock at an exercise price of $0.10 per share ("August Subscription Warrants") and
(iii), if investors in the Offering hold shares of the Company's Series A Preferred Stock, par value $0.001 per share ("Preferred Stock"), five-year warrants to acquire up to 250,000 additional shares of Common Stock at an exercise price of $0.10 per share, depending on ownership of Preferred Stock ("August Participation Warrants"). The placement agent for the Offering (or its sub-agents) received the following compensation in connection with the Offering:
(i) as a commission, an amount equal to seven percent (7%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus
(ii) as a management fee, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share, plus (iii) as a non-accountable expense allowance, an amount equal to three percent (3%) of the funds raised in the Offering through such placement agent (or sub-agent), such amount to be paid in cash and/or shares of Common Stock at a price of $0.10 per share. In addition, the Company is obligated to issue to the placement agent, or its sub-agents: (i) warrants to purchase up to 10% of the shares of Common Stock issued to investors in connection with the Offering and (ii) ten percent (10%) of the Subscription Warrants issued.

The Company received gross cash proceeds of $105,000.   After September 30, 2010
we received additional proceeds of $223,500, for a total of $328,500. The cash portion of the placement agent's fees and commissions in connection with the closings of the Offering totaled $29,905. We also paid legal expenses of $40,000, marketing costs of $18,400 and escrow fees of $7,500.

Net proceeds from March Units and August Units for the nine months ended September 30, 2010 were $1,007,326.


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


ITEM 4 - (REMOVED AND RESERVED)


ITEM 5 - OTHER INFORMATION

On September 13, 2010, the Board of Directors terminated Eugene Allen's contract as President and Chief Operating Officer and offered him three months' pay as severance. At the same meeting, JR Flores was appointed the new President and COO.

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


Dated: November 19, 2010                BEST ENERGY SERVICES, INC.
                                        (the registrant)

                                        By:
                                        Mark Harrington
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2010                BEST ENERGY SERVICES, INC.
                                        (the registrant)

                                        By: \s\Dennis Irwin
                                        Dennis Irwin
                                        Chief Financial Officer